Form 10-Q
period 1994-03-31
CONTEL CELLULAR INC
filed 1994-05-12
CIK 822419

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1994

                               OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period from           to

                 Commission file number  0-16714

                      CONTEL CELLULAR INC.
     (Exact name of registrant as specified in its charter)


           DELAWARE                             58-1413513
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification Number)


245 Perimeter Center Parkway, Atlanta, Georgia           30346
(Address of principle executive offices)               (Zip Code)


Registrant's telephone number, including area code: (404) 804-3400



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Common Stock $1 par value       Outstanding at April 30, 1994
             Class A                       9,950,733 shares
             Class B                      90,000,000 shares

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                           CONTEL CELLULAR INC.
                          CONDENSED CONSOLIDATED
                         STATEMENTS OF OPERATIONS
                    (Thousands, except per share data)
                               (Unaudited)

                                             Three Months Ended
                                                 March 31,

                                               1994        1993
Revenues and Sales:
   Service revenues                           $ 110,875    $ 72,850
   Equipment sales                                8,342       4,846
                                                --------    --------
                                                119,217      77,696
                                                --------    --------
Costs and Expenses:
   Cost of services                              13,867      10,603
   Cost of equipment sales                       15,442       7,819
   Selling, general and administrative           62,863      43,075
   Depreciation                                  19,859      15,440
   Amortization of FCC licenses,
     goodwill and other intangibles               9,668      10,311

                                                --------    --------
                                                121,699      87,248
                                                --------    --------
Operating Loss                                  (2,482)      (9,552)
Interest expense, net                            42,100      42,803
Other expense, net                                1,583         183
                                                --------    --------
Loss before Minority Interests                  (46,165)    (52,538)
Minority interests                               (1,054)        268
                                                --------    --------
Loss from Consolidated Operations               (47,219)    (52,270)

Equity in earnings of unconsolidated
  partnerships                                   10,423       4,475
Gains on sales of partnership interests          29,187           -
                                                --------    --------
Loss before Income Taxes                         (7,609)    (47,795)
Provision (benefit) for income taxes                994     (14,308)
                                                --------    --------

Net Loss                                      $  (8,603)   $(33,487)
                                                --------    --------
Net Loss Per Share                            $   (0.09)   $  (0.34)
                                                --------    --------
Average Common Shares Outstanding                99,951      99,947
                                                --------    --------

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

                                    -2-


                             CONTEL CELLULAR INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Thousands)
                                 (Unaudited)

                                                 Three Months Ended
                                                      March 31,

                                                  1994        1993
Cash Flows from Operating Activities:
  Net loss                                      $  (8,603)   $ (33,487)

  Adjustments to reconcile net loss to net
    cash used by operating activities -
      Depreciation                                 19,859       15,440
      Amortization of FCC licenses, goodwill
        and other intangibles                       9,668       10,311
      Deferred income taxes                         9,423       11,322
      Gains on sales of partnership interests     (29,187)           -
      Other, net                                    1,197        1,292

      Changes in current assets and current
        liabilities excluding the effects of
        acquisitions and dispositions             (24,224)     (61,288)
                                                  --------     --------
      Net Cash Used                               (21,867)     (56,410)
                                                  --------     --------

Cash Flows from Investing Activities:
  Capital expenditures                            (39,494)     (14,750)
  Acquisitions, net of cash acquired              (20,953)           -
  Repayment of advances to unconsolidated
    partnerships, net                               2,938       11,613
   Contributions to limited partnerships           (3,531)      (4,466)
   Proceeds from sales of partnership
     interests                                     38,028            -
   Other, net                                      (1,015)        (559)
                                                  --------     --------
       Net Cash Used                              (24,027)      (8,162)
                                                  --------     --------

Cash Flows from Financing Activities:
  Proceeds from notes payable - affiliate,
    net                                            46,200       62,559
  Contributions from minority partners              1,072        2,584
  Other, net                                           39            -
                                                  --------     --------
       Net Cash Provided                           47,311       65,143
                                                  --------     --------
Net Increase in Cash and Cash Equivalents           1,417          571
Cash and Cash Equivalents at Beginning
  of Year                                             278        1,641
                                                  --------     --------
Cash and Cash Equivalents at End of Period      $   1,695    $   2,212
                                                  --------     --------


Supplemental Disclosures:

  Income taxes paid                             $  15,153    $  13,192
																																																		--------     --------
  Interest paid                                 $  24,289    $  63,298
                                                  --------     --------

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

                                    -3-

                           CONTEL CELLULAR INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Thousands, except share amounts)
                               (Unaudited)

                                                  March 31,   December 31,
                                                    1994         1993
ASSETS

Current Assets:
  Cash and cash equivalents                       $  1,695     $   278
  Accounts receivable-trade, net of allowance
    for doubtful accounts of $5,489 and $4,674      58,858       53,673
  Advances to unconsolidated partnerships            5,994        8,039
  Tax benefits receivable - affiliate                5,082            -
  Inventories                                        5,410        6,765
  Other                                              1,988        4,616
                                                   --------     --------
                                                    79,027       73,371
                                                   --------     --------

Investments and Other Assets:
  FCC licenses, goodwill and other intangibles,
    net of accumulated amortization of $167,474
    and $157,806                                   1,298,589    1,287,437
  Investments in and advances to unconsolidated
    partnerships                                     170,329      163,755
  Deferred charges and other                           5,639        5,630
                                                   ----------   ----------
                                                   1,474,557    1,456,822
                                                   ----------   ----------

Property and Equipment, at Cost:
  Land                                                19,447       20,001
  Buildings and towers                               123,628      121,993
  Equipment                                          526,191      477,589
  Furniture and fixtures                               4,358        4,299
  Assets under construction                           56,995       82,660
                                                   ----------   ----------
                                                     730,619      706,542
  Accumulated depreciation                          (197,066)    (183,751)
                                                   ----------   ----------
                                                     533,553      522,791
                                                   ----------   ----------
                                                 $ 2,087,137  $ 2,052,984
                                                   ----------   ----------

The accompanying condensed notes to consolidated financial statements are an integral part of these balance sheets.



                             CONTEL CELLULAR INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Thousands, except share amounts)
                                 (Unaudited)

                                               March 31,   December 31,
                                                  1994        1993
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Current portion of other long-term
    obligations                                 $     6,000  $     6,000
  Accounts payable-construction and trade            43,011       60,407
  Accounts payable-affiliates                             -       23,552
  Advance billings and customer deposits              3,940        3,638
  Accrued interest - affiliates                      54,818       37,591
  Accrued taxes - other                              20,706       18,536
  Accrued expenses and other current liabilities     34,738       25,054
                                                  ----------   ----------
                                                    163,213      174,778
                                                  ----------   ----------
  Long-term Obligations:
    Notes payable - affiliates                    1,947,551    1,901,726
    Other                                            36,792       36,792
                                                  ----------   ----------
                                                  1,984,343    1,938,518
                                                  ----------   ----------
  Deferred Income Taxes                             159,266      151,881

  Other Deferred Credits                             17,089       14,333

  Minority Interests                                 13,011       14,695

  Stockholders' Deficit:
    Class A common stock, $1 par value;
      authorized 100,000,000 shares, issued
      10,000,000 shares                              10,000       10,000
    Class B common stock, $1 par value;
      authorized 100,000,000 shares, issued
      90,000,000 shares                              90,000       90,000
    Paid-in capital                                  33,344       33,358
    Accumulated deficit                            (381,908)    (373,305)
    Cost of 49,267 and 51,267 shares of Class A
      common stock in treasury                       (1,221)      (1,274)
                                                  ----------   ----------
                                                   (249,785)    (241,221)
                                                  ----------   ----------
                                                $ 2,087,137  $ 2,052,984
                                                  ----------   ----------

The accompanying condensed notes to consolidated financial statements are an integral part of these balance sheets.

                                      -5-

                      CONTEL CELLULAR INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   General

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Contel Cellular Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments necessary to present fairly the financial information for such periods. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2.   Significant Accounting Policies

      Certain  reclassifications have been  made  to  prior  year
amounts   to conform to current year presentation.

3.   Acquisitions and Dispositions of Partnership Interests

     During the first quarter of 1994, the Company purchased 100% of the cellular system serving Tennessee RSA 2 and the remaining 51% interest in Tennessee RSA 3 at a combined purchase price of $21 million, representing approximately 321,000 POPs ("POPs" refer to the population of a market area multiplied by a company's percentage ownership in the cellular system serving that market). In January 1994, the Company sold its 60% interest in the MSA system serving Manchester, New Hampshire, as part of the definitive agreement reached with NYNEX Mobile Communications Company in December 1993. Also in the first quarter of 1994, the Company completed the sale of its interest in Iowa RSA 1. These sales resulted in a pretax gain of $29.2 million ($15.5 million after-tax) and represented approximately 206,000 POPs.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Contel Cellular Inc. (the "Company"), through its subsidiaries or
through   partnerships,   provides  cellular   telecommunications
services in various metropolitan statistical areas ("MSAs") and rural service areas ("RSAs") throughout the United States. As of April 30, 1994, the Company owned controlling interests in and
managed   cellular  systems  serving  32  MSAs  and  owned   non-
controlling  interests in systems serving  27  other  MSAs.   The
Company also held controlling interests in 26 RSA markets, owned non-controlling interests in and managed 17 RSA markets, held non-controlling interests in 25 other RSA markets and in a cellular
system  in  Mexico.   All systems controlled or  managed  by  the
Company were operational at April 30, 1994.

ACQUISITIONS OF INTERESTS IN CELLULAR SYSTEMS

In January 1994, the Company purchased 100% of the cellular system serving Tennessee RSA 2, which has approximately 156,000 "POPs" ("POPs" refer to the population of a market area multiplied by a company's percentage ownership in the cellular system serving that market). In addition, the Company increased its ownership interest in the cellular system serving Tennessee RSA 3, from 49% to 100%, increasing the Company's total POPs for this RSA from 158,000 to approximately 323,000.

In  January  1994,  the Company completed the  sale  of  its  60%
controlling interest in the Manchester MSA and its 7.07% minority interest in Iowa RSA 1, representing approximately 202,000 POPs and 4,000 POPs, respectively.

RESULTS OF OPERATIONS
THREE  MONTHS ENDED MARCH 31, 1994 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1993

Consolidated revenues and sales increased $41.5 million for the three months ended March 31, 1994, or 53%, compared with the same period in 1993. The increase was primarily attributable to revenues generated from subscriber gains as the Company's subscriber base increased 61% from 352,000 at March 31, 1993 to 567,700 at March 31, 1994. Partially offsetting the increase in revenue growth from subscriber additions was a decline in average revenue per subscriber for the three-month 1994 period to $68, as compared to $70 in the corresponding prior-year period. This decline primarily reflects lower usage due to the increasing number of casual and security users in the Company's subscriber base.

Equipment revenues of $8.3 million improved $3.5 million for the three-month period ended March 31, 1994 over the corresponding prior year period, while the cost of equipment sales increased $7.6 million, for the same periods. The high negative equipment margins reflect competition in equipment pricing in the Company's markets and various promotions designed to attract new subscribers.

Cost of services, which primarily includes operations expenses such as maintenance and utilities, cost of long distance and cost of wholesale services purchased under preferred roaming agreements, increased $3.3 million for the three months ended March 31, 1994, as compared to the corresponding period in 1993. The increase is primarily attributable to higher costs associated with wholesale services, facilities and the Company's expanded operations and increased subscriber base.

The increase in selling, general and administrative expense was $19.8 million for the three months ended March 31, 1994, as compared with the corresponding 1993 period. This increase was primarily attributable to acquisition costs associated with the significant increase in new subscribers added during the first quarter of 1994, as well as additional employee related costs to support the larger subscriber base and expansion of operations.

Depreciation expense increased $4.4 million, for the three months ended March 31, 1994, as compared to the corresponding period  in
1993.   The  increase  was primarily due to a higher  depreciable
base in 1994.

Equity in earnings of unconsolidated partnerships for the three months ended March 31, 1994, increased $5.9 million as compared to the corresponding 1993 period. The increase was primarily due to improved earnings in a majority of the unconsolidated MSA partnerships as a result of the strong subscriber growth reported by the cellular industry for 1993. Additionally, many of the Company's unconsolidated partnerships recorded costs related to the adoption of FAS 106 in the first quarter of 1993.

Gains on sales of partnership interests were $29.2 million in the first quarter of 1994, primarily reflecting the gain on sale of the Manchester, New Hampshire MSA to NYNEX Mobile Communications Company as part of a definitive agreement announced in the fourth quarter of 1993.

The combined federal and state effective income tax rate for the first quarter of 1994 was 13.1% and was primarily driven by the gains on sales of partnership interests of $29.2 million, partially offset by losses from consolidated operations of $47.2 million. The comparative effective rate for the first quarter of 1993 was 29.9% and was recorded as a tax benefit due to pretax losses of $47.8 million. The combined federal and state effective income tax rate is below the federal statutory rate of 35%, primarily due to the impact of state income taxes, net of federal tax benefits and the amortization of goodwill.

FINANCIAL CONDITION

The Company requires capital to construct and enhance cellular systems, to fund operating costs for systems which the Company manages, including distributions of profit to limited partners, to make periodic interest payments on outstanding debt, to fund acquisitions and to fund investments in unconsolidated partnerships. In addition, the Company continues to assess opportunities associated with other cellular interests, particularly in areas near or adjacent to the Company's current service areas.

Cash used by operating activities during the first quarter of 1994 was $21.9 million as compared to $56.4 million in the corresponding prior period. This improvement was primarily attributed to higher cash operating margins, and a favorable change in working capital.

Capital expenditures in both MSA and RSA markets controlled by the Company increased $24.7 million for the three months ended March 31, 1994, as compared to the corresponding prior period, primarily due to increased construction requirements resulting from the strong growth in subscribers. Total capital expenditures are expected to be approximately $250 million in 1994. It is currently estimated that these capital expenditures will be funded by proceeds from the sale of non-strategic properties, additional borrowings from GTE, and contributions from minority partners.

As a limited partner, the Company is required to fund its proportionate share of the construction and working capital requirements of unconsolidated partnerships. Additionally, in certain unconsolidated RSA markets where the Company is managing partner, funds required for construction expenditures and working capital are advanced by the Company and are subsequently reimbursed through partnership contributions and/or from operating results. Net cash used by contributions to limited partners, net of reimbursements of advances, for the three months ended March 31, 1994, was $.6 million as compared to net cash provided of $7.1 million for the same period in 1993. This change is a result of higher repayments of outstanding advances in 1993 and the timing and amount of capital contributions to limited partnerships.

During the three month period ended March 31, 1994, the Company borrowed an additional $45.8 million under its line of credit arrangement with GTE, primarily to fund capital and operating requirements. Total borrowings under this line of credit were $381 million at March 31, 1994 and are expected to continue to increase in 1994, and for several years into the future, as the Company borrows to fund interest payments on its debt and to fund capital requirements due to growth and development of its operations.

In consolidated markets which the Company controls, it obtains the necessary financing to ensure proper management of the operations. This financing is reimbursed through contributions from minority partners. The $1.5 million decrease in cash provided by contributions from minority partners is due to the timing and amount of requests for capital contributions based on construction schedules and market operating performance. The Company expects to continue making capital contributions to the unconsolidated partnerships and receiving capital contributions from minority partners. The timing and amounts of such contributions and advances are subject to the future construction and working capital requirements of these partnerships as determined by the managing partner.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CONTEL CELLULAR INC.
                              (Registrant)


Date:  May 12, 1994      By:  THEODORE J. CARRIER
                              Theodore J. Carrier
                              Treasurer and Chief Financial Officer