Form 10-Q
period 1994-06-30
CONTEL CELLULAR INC
filed 1994-08-12
CIK 822419

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1994

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


    Common Stock $1 par value       Outstanding at July 31, 1994
             Class A                       9,950,733 shares
             Class B                      90,000,000 shares

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      CONTEL CELLULAR INC.
        CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS
                  (Thousands, except per share)
                           (Unaudited)

                                     Three Months Ended     Six Months Ended
                                         June 30,                 June 30,

                                        1994       1993       1994        1993
 Revenues and Sales:
    Service revenues                  $ 127,419  $ 83,535  $ 238,294  $ 156,385
    Equipment sales                       7,898     5,855     16,240     10,701
                                       --------   -------    -------    -------
                                        135,317    89,390    254,534    167,086
                                       --------   -------    -------    -------
 Costs and Expenses:
   Cost of services                     16,007    10,184     29,874      20,787
   Cost of equipment sales              15,119    10,093     30,561      17,912
   Selling, general and administrative  62,808    43,679    125,671      86,754
   Depreciation                         20,222    17,068     40,081      32,508
   Amortization of FCC licenses,
      goodwill and other intangibles     9,320    10,332     18,988      20,643
                                       -------   -------   --------     -------
                                       123,476    91,356    245,175     178,604
                                       -------   -------   --------     -------
 Operating Income (Loss)                11,841    (1,966)     9,359     (11,518)
 Interest expense, net                  43,733    39,830     85,833      82,633
 Other expense (income), net              (351)   (1,381)     1,232      (1,198)
                                       -------   -------   --------     -------
 Loss before Minority Interests        (31,541)  (40,415)   (77,706)    (92,953)
 Minority interests                     (1,074)     (109)    (2,128)        159
                                       -------   -------   --------     -------

 Loss from Consolidated Operations     (32,615)  (40,524)   (79,834)    (92,794)

 Equity in earnings of                  16,405    11,153     26,828      15,628
   unconsolidated partnerships
 Gains on sales of partnership
   interests                             3,941         -     33,128           -
                                       -------   -------   --------     -------

 Loss before Income Taxes              (12,269)  (29,371)   (19,878)    (77,166)
 Benefit from income taxes              (2,794)   (9,537)    (1,800)    (23,845)
                                       -------   -------   --------     -------

 Net Loss                              $(9,475) $(19,834)  $(18,078)   $(53,321)
                                       =======   =======   ========     =======

 Net Loss Per Share                    $ (0.09) $  (0.20)  $  (0.18)   $  (0.53)

 Average Common Shares Outstanding      99,951    99,947     99,951      99,947

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.


                      CONTEL CELLULAR INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Thousands)
                           (Unaudited)
                                                             Six Months Ended
                                                                  June 30,

                                                              1994        1993
Cash Flows from Operating Activities:
  Net loss                                                $ (18,078)  $ (53,321)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities -
    Depreciation                                             40,081      32,508
    Amortization of FCC licenses, goodwill
      and other intangibles                                  18,988      20,643
    Deferred income taxes                                    18,939      22,098
    Gains on sales of partnership interests                 (33,128)         -
    Other, net                                               (6,763)     (8,513)
    Changes in current assets and current liabilities
      excluding the effects of acquisitions and
      dispositions                                          (35,865)      8,102
                                                            --------    --------
    Net Cash Provided (Used)                                (15,826)     21,517
                                                            --------    --------

Cash Flows from Investing Activities:
  Capital expenditures                                      (95,348)    (43,095)
  Acquisitions                                              (21,707)    (18,421)
  Repayment of advances to unconsolidated
    partnerships, net                                         4,762       9,698
  Contributions to unconsolidated partnerships               (4,793)     (8,571)
  Proceeds from sales of partnership interests               50,591          -
  Other, net                                                  2,502       2,725
                                                            --------    --------
    Net Cash Used                                           (63,993)    (57,664)
                                                            --------    --------

Cash Flows from Financing Activities:
  Reduction to current portion of long-term
    obligations                                              (6,000)         -
  Proceeds from notes payable - affiliate                    84,492      29,098
  Contributions from minority partners                        1,745       6,678
  Other, net                                                     39          -
                                                            --------    --------
    Net Cash Provided                                        80,276      35,776
                                                            --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents            457        (371)
Cash and Cash Equivalents at Beginning of Year                  278       1,641
                                                            --------    --------
Cash and Cash Equivalents at End of Period                $     735   $   1,270
                                                            ========    ========
Supplemental Disclosures:

     Income tax benefits received                         $  (7,794)  $ (26,722)

     Interest paid                                        $  69,825   $  68,189

The accompanying condensed notes to consolidated financial statements are an integral part of these statements.

                       CONTEL CELLULAR INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Thousands, except share amounts)
                             (Unaudited)



                                                        June 30,    December 31,
                                                           1994         1993
                  ASSETS
 Current Assets:
   Cash and cash equivalents                            $     735   $      278
   Accounts receivable-trade, net of allowance for
      doubtful accounts of $6,966 and $4,674               70,940       53,673
    Advances to unconsolidated partnerships                 4,528        8,039
    Inventories                                             6,037        6,765
    Other                                                   4,145        4,616
                                                        ---------    ---------
                                                           86,385       73,371
                                                        ---------    ---------

  Investments and Other Assets:
     FCC licenses, goodwill and other intangibles,
        net of accumulated amortization of $176,794
        and $157,806                                    1,289,228    1,287,437
     Investments in and advances to unconsolidated
        partnerships                                      182,114      163,755
     Long-term notes receivable                             9,225        3,565
     Deferred charges and other                             1,872        2,065
                                                        ---------    ---------
                                                        1,482,439    1,456,822
                                                        ---------    ---------

  Property and Equipment, at Cost:
     Land                                                  19,958       20,001
     Buildings and towers                                 127,706      121,993
     Equipment                                            546,754      477,589
     Furniture and fixtures                                 4,461        4,299
     Assets under construction                             75,069       82,660
                                                        ---------    ---------
                                                          773,948      706,542
     Accumulated depreciation                            (211,734)    (183,751)
                                                        ---------    ---------
                                                          562,214      522,791
                                                        ---------    ---------

                                                      $ 2,131,038  $ 2,052,984
                                                        =========    =========




The accompanying condensed notes to consolidated financial statements are an integral part of these balance sheets.

                       CONTEL CELLULAR INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                (Thousands, expept share amounts)
                           (Unaudited)


                                                        June 30,    December 31,
                                                           1994         1993
      LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities:
     Current portion of long-term obligations           $       -    $   6,000
     Accounts payable-construction and trade                32,576      60,407
     Accounts payable-affiliates                             5,405      23,552
     Advance billings and customer deposits                  4,096       3,638
     Accrued interest - affiliates                          54,730      37,591
     Accrued taxes - other                                  24,081      18,536
     Accrued expenses and other current liabilities         37,638      25,054
                                                         ---------    --------
                                                           158,526     174,778
                                                         ---------    --------

  Long-term Obligations:
     Notes payable - affiliates                          1,985,843   1,901,726
     Other                                                  36,792      36,792
                                                         ---------    ---------
                                                         2,022,635    1,938,518
                                                         ---------    ---------

  Deferred Income Taxes                                    170,149     151,881

  Other Deferred Credits                                    24,227      14,333

  Minority Interests                                        14,761      14,695

  Stockholders' Deficit:
     Class A common stock,
       $1 par value; authorized 100,000,000
       shares, issued 10,000,000 shares                     10,000      10,000
     Class B common stock, $1 par value;
       authorized 100,000,000
       shares, issued 90,000,000 shares                     90,000      90,000
     Paid-in capital                                        33,344      33,358
     Accumulated deficit                                  (391,383)   (373,305)

     Cost of 49,267 and 51,267 shares of Class A
       common stock in treasury                             (1,221)     (1,274)
                                                         ---------    ---------

                                                          (259,260)    (241,221)
                                                         ---------    ---------

                                                       $ 2,131,038  $ 2,052,984
                                                         =========    =========


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

3.   Acquisitions and Dispositions of Partnership Interests

     In January 1994, the Company purchased 100 percent of the cellular system serving Tennessee RSA 2 and the remaining 51 percent interest in Tennessee RSA 3 at a combined purchase price of $21 million, representing approximately 321,000 POPs ("POPs" refer to the population of a market area multiplied by a company's percentage ownership in the cellular system serving that market).

     During the second quarter of 1994, the Company purchased an additional interest in Tuscaloosa, Indiana RSAs 7, 8 and 9, and Alabama RSA 1 for $1.6 million. These combined purchases added 33,000 POPs.

     In January, the Company sold its 60 percent interest or approximately 202,000 POPs in the cellular system serving the Manchester, New Hampshire MSA. The sale resulted in a pretax gain of $29.0 million. During May, the Company sold its 67 percent interest or approximately 165,000 POPs in the cellular system serving Oregon RSA 5. The sale generated a pretax gain of $1.3 million. In addition, the Company sold its non-controlling interest in Iowa RSAs 8 and 14 and South Dakota RSAs 5 and 6. Combined POPs for the non-controlling interests sold amounted to approximately 25,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Contel Cellular Inc. (the "Company"), through its subsidiaries or through partnerships, provides cellular telecommunications services in various metropolitan statistical areas ("MSAs") and rural service areas ("RSAs") throughout the United States. As of July 31, 1994, the Company owned controlling interests in and managed cellular systems serving 32 MSAs and owned non-controlling interests in systems serving 27 other MSAs. The Company also held controlling interests in 27 RSA markets, owned non-controlling interests in and managed 13 RSA markets and held non-controlling interests in 19 other RSA markets and a cellular system in Mexico. All systems controlled or managed by the Company were operational at July 31, 1994.

ACQUISITIONS AND DISPOSITIONS OF INTERESTS IN CELLULAR SYSTEMS

During the first quarter of 1994, the Company purchased 100 percent of the cellular system serving Tennessee RSA 2 and the remaining 51 percent interest in Tennessee RSA 3 at a combined purchase price of $21 million, representing approximately 321,000 POPs ("POPs" refer to the population of a market area multiplied by a company's percentage ownership in the cellular system serving that market). During the second quarter of 1994, the Company purchased an additional 0.4 percent interest in Tuscaloosa, 3.1 percent interest in Indiana RSAs 7, 8 and 9, and
8.3 percent interest in Alabama RSA 1. Combined purchases during the second quarter of approximately $1.6 million resulted in 33,000 additional POPs.

In January 1994, the Company sold its 60 percent interest in the cellular system serving Manchester, New Hampshire MSA, as part of the definitive agreement reached with NYNEX Mobile Communications Company in December 1993. The sale represented approximately 202,000 POPs and resulted in a pretax gain of $29.0 million. During May, the Company sold its 67 percent interest or 165,000 POPs in the cellular system serving Oregon RSA 5. The sale generated a pretax gain of $1.3 million. In addition, the company sold its 16.7 percent interest in Iowa RSA 8, 5.6 percent interest in Iowa RSA 14, 33.3 percent interest in South Dakota RSA 5, and 14.3 percent interest in South Dakota RSA 6. Combined POPs for the non-controlling interests sold amounted to approximately 25,000.

RESULTS OF OPERATIONS
THREE  AND  SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO THREE  AND
SIX MONTHS ENDED JUNE 30, 1993

Net loss decreased by $10.4 million and $35.2 million for the three and six months ended June 30, 1994. The decrease in net loss reflects the continuation of the Company's efforts to increase revenues through subscriber growth, reduce acquisition costs per subscriber through expanding and diversifying our distribution and minimize increases in overhead expenses. These efforts contributed to operating income, the first time in the Company's history, for both the three and six month periods ended June 30, 1994 of $11.8 million and $9.4 million, respectively.

Consolidated revenues and sales increased $45.9 million and $87.4 million for the three and six months ended June 30, 1994, or 51 percent and 52 percent, compared with the same periods in 1993. The increase was primarily attributable to revenues generated from subscriber gains as the Company's subscriber base increased 60 percent from 389,400 at June 30, 1993 to 621,600 at June 30,
1994. Partially offsetting the increase in revenue growth from subscriber additions was a decline in average monthly revenue per subscriber for the six months of 1994 to $70, as compared to $74 in the corresponding prior year period. This decline primarily reflects lower usage due to the increasing number of casual and security users in the Company's subscriber base.


Equipment revenues improved $2.0 and $5.5 million for the three and six month periods ended June 30, 1994 over the corresponding prior year period, while the cost of equipment sales increased $5.0 million and $12.6 million, respectively, for the same periods. Negative equipment margins reflect competition in equipment pricing in the Company's markets and various promotions designed to attract new subscribers.

Cost  of  services,  which primarily includes operating  expenses such  as  maintenance  and  utilities,  cost  of  long  distance, facility expenses and other employee related costs, increased $5.8 million and $9.1 million for the three and six months ended June 30, 1994, as compared to the corresponding periods in 1993. The increases are primarily attributable to higher costs associated with facilities and employee related costs necessary to support an average subscriber base that is 60 percent higher than the prior year.

The increase in selling, general and administrative expense was $19.1 million and $38.9 million for the three and six months ended June 30, 1994, as compared with the corresponding 1993 periods. These increases were primarily attributable to acquisition costs associated with the significant increase in new subscribers added, as well as additional employee related costs to support the larger subscriber base and expansion of operations.

Depreciation expense increased $3.2 million and $7.6 million, for the three and six months ended June 30, 1994, as compared to the corresponding periods in 1993. The increase is due to a higher depreciable base in 1994.

Equity in earnings of unconsolidated partnerships for the three and six months ended June 30, 1994 increased $5.3 million and $11.2 million as compared to the corresponding 1993 periods. These increases were primarily due to improved earnings in a majority of the unconsolidated MSA partnerships as a result of
strong subscriber growth throughout the industry.   Additionally,
in the first quarter of 1993, many of the Company's unconsolidated partnerships recorded a cumulative catch-up charge related to the adoption of the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

Gains on sales of partnership interests were $3.9 million and $33.1 million for the three and six months ended June 30, 1994. The first quarter gain of $29.2 million was primarily due to the sale of Manchester. The second quarter gain included $1.3 million from the sale of Oregon RSA 5 and the recognition of a $2.6 million previously deferred gain from the sale of Kentucky RSA 6.

The  effective  combined  federal  and state income t ax rate was
22.8 percent and 9.1 percent for the three and six months ended June 30, 1994, as compared to 32.5 percent and 30.9 percent for the corresponding periods of 1993. The change in effective rate was primarily attributable to $2.6 million of additional state taxes incurred during the first quarter related to the aforementioned sale of Manchester.

FINANCIAL CONDITION

The Company requires capital to construct and enhance cellular systems, to fund operating costs for systems which the Company manages, to make periodic interest payments on outstanding debt, to fund acquisitions and to fund investments in unconsolidated partnerships. In addition, the Company continues to assess opportunities associated with other cellular interests, particularly in areas near or adjacent to the Company's current service areas.

Cash flow from operating activities during the first six months of 1994 decreased by $37.3 million. Cash used from operations was $15.8 million as compared to cash provided of $21.5 million in the corresponding prior period. The decrease in cash flow from operations was primarily attributable to the decrease in payables for construction and trade due to timing of payments and the increase in receivables due to the increase in sales.

Capital expenditures in both MSA and RSA markets controlled by the Company increased $52.3 million for the six months ended June 30, 1994, as compared to the corresponding prior period. Capital expenditures are required to increase capacity, expand coverage and improve the quality of the cellular network as the subscriber base continues to grow. Total capital expenditures are expected to be approximately $250 million in 1994. It is currently estimated that these capital expenditures will be funded by proceeds from operations, the sale of non-strategic properties, additional borrowings from GTE and contributions from minority partners.

As a limited partner, the Company is required to fund its proportionate share of the construction and working capital requirements of unconsolidated partnerships. Additionally, in certain unconsolidated RSA markets where the Company is managing partner, funds required for construction expenditures and working capital are advanced by the Company and are subsequently reimbursed through partnership contributions and/or from operating results. Net cash used for contributions to unconsolidated partnerships, net of reimbursements of advances, increased $1.2 million from the prior year.

Proceeds from sales of partnership interests provided cash of $50.6 million for the six month period ended June 30, 1994, primarily due to the sale of Manchester and Oregon RSA 5. Refer to "acquisitions and dispositions of interests in cellular systems" for more information regarding interest and POPs sold relating to these sales.

During the six month period ended June 30, 1994, the Company borrowed an additional $84.5 million under its line of credit arrangement with GTE, primarily to fund capital requirements. Total borrowings under this line of credit were $422 million at June 30, 1994 and are expected to continue to increase in 1994, and for several years into the future, as the Company borrows to fund interest payments on its debt and to fund capital requirements due to growth and development of its operations.

For consolidated partnerships, financing is obtained by the Company as needed for operations. This financing is reimbursed through contributions from minority partners. The $4.9 million decrease in cash provided by contributions from minority partners is due to the timing and amount of requests for capital contributions based on construction schedules and market operating performance. The Company expects to continue making capital contributions to the unconsolidated partnerships and receiving capital contributions from minority partners. The timing and amounts of such contributions and advances are subject to the future operations, construction and working capital requirements of these partnerships.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CONTEL CELLULAR INC.
                              (Registrant)


Date:  August 12, 1994        By:  /s/ Theodore J. Carrier
                              Theodore J. Carrier
                              Treasurer and Chief Financial Officer