Form 10-Q
period 1994-09-30
CONTEL CELLULAR INC
filed 1994-11-10
CIK 822419

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 1994

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


     Common Stock $1 par value       Outstanding at October 31, 1994
                Class A                       9,950,733 shares
                Class B                      90,000,000 shares

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      CONTEL CELLULAR INC.
        CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS
               (Thousands, except per share data)
                           (Unaudited)

                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,

                                       1994      1993       1994      1993
 Revenues and Sales:
   Service revenues                 $ 140,032  $ 91,359  $ 378,326  $ 247,744
   Equipment sales                      9,341     6,817     26,743     17,518
                                     --------  --------   --------   --------
                                      149,373    98,176    405,069    265,262
                                     --------  --------   --------   --------
 Costs and Expenses:
   Cost of services                    19,583    11,580     49,457     32,367
   Cost of equipment sales             19,429    12,251     51,152     30,163
   Selling, general and administrative 56,358    47,192    182,029    133,946
   Depreciation                        18,919    17,726     59,000     50,234
   Amortization of FCC licenses,
      goodwill and other intangibles    9,181    10,445     28,169     31,088
                                     --------  --------   --------   --------
                                      123,470    99,194    369,807    277,798
                                     --------  --------   --------   --------
 Operating Income (Loss)               25,903    (1,018)    35,262    (12,536)

 Interest expense, net                 46,098    42,856    131,931    125,489

 Other expense (income), net               45      (102)     1,277     (1,300)
                                     --------  --------   --------   --------
 Loss before Minority Interests       (20,240)  (43,772)   (97,946)  (136,725)

 Minority interests                    (1,720)      313     (3,848)       472
                                     --------  --------   --------   --------
 Loss from Consolidated Operations    (21,960)  (43,459)  (101,794)  (136,253)

 Equity in earnings of
   unconsolidated partnerships         21,682    12,236     48,510     27,864
 Gains on sales of cellular
   interests                           43,220     8,326     76,348      8,326
                                     --------  --------   --------   --------
 Income (Loss) before income taxes     42,942   (22,897)    23,064   (100,063)

 Provision for (Benefit from)
   income taxes                        18,504    (5,836)    16,704    (29,681)
                                     --------  --------   --------   --------
 Net Income (Loss)                  $  24,438  $(17,061)  $  6,360  $ (70,382)
                                     ========  ========   ========   ========

 Net Income (Loss) Per Share        $    0.24  $  (0.17)  $  0.06  $   (0.70)

 Average Common Shares Outstanding     99,951    99,949    99,951     99,949

 The accompanying notes are an integral part of these condensed financial statements.


                      CONTEL CELLULAR INC.
        CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS
                           (Thousands)
                           (Unaudited)
                                                          Nine Months Ended
                                                            September 30,

                                                          1994          1993
 Cash Flows from Operating Activities:
   Net Income (loss)                                  $   6,360    $  (70,382)

   Adjustments to reconcile net income (loss)
     to net cash used by operating activities -
     Depreciation                                        59,000        50,234
     Amortization of FCC licenses, goodwill
       and other intangibles                             28,169        31,088
     Deferred income taxes                               28,409        37,027
     Gains on sales of cellular interests               (76,348)       (8,326)
     Other, net                                         (14,549)      (13,770)
     Changes in current assets and current liabilities
       excluding the effects of acquisitions
       and dispositions                                 (78,252)      (27,153)
                                                       ---------     ---------
        Net Cash Used                                   (47,211)       (1,282)
                                                       ---------     ---------
Cash Flows from Investing Activities:
   Capital expenditures                                (139,345)      (81,377)
   Acquisitions                                         (22,321)      (18,823)
   Repayment of advances to unconsolidated
     partnerships, net                                   10,845         8,907
   Contributions to unconsolidated partnerships         (10,289)      (11,769)
   Proceeds from sales of cellular interests             96,320        13,222
   Other, net                                             2,421          (567)
                                                       ---------     ---------
        Net Cash Used                                   (62,369)      (90,407)

 Cash Flows from Financing Activities:
   Reduction to current portion of long-term
     obligations                                         (6,000)       (6,000)
   Proceeds from notes payable - affiliate              110,262        89,532
   Contributions from minority partners                   5,094         9,192
   Other, net                                                39            22
                                                       ---------     ---------
        Net Cash Provided                               109,395        92,746

 Net Increase (Decrease) in Cash and Cash Equivalents      (185)        1,057
 Cash and Cash Equivalents at Beginning of Year             278         1,641
                                                       ---------     ---------
 Cash and Cash Equivalents at End of Period           $      93     $   2,698
                                                       =========     =========

 Supplemental Disclosures:
     Income tax benefits received                     $ (15,884)    $ (44,734)
     Interest paid                                    $ 152,693     $ 148,935

 The accompanying notes are an integral part of these condensed financial statements.

                           CONTEL CELLULAR INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Thousands, except share amounts)
                              (Unaudited)

                                                  September 30,   December 31,
                                                      1994           1993
                    ASSETS
 Current Assets:
   Cash and cash equivalents                      $       93       $     278
   Accounts receivable-trade, net of allowance
     for doubtful accounts of $8,639 and $4,674       80,095          53,673
   Advances to unconsolidated partnerships             1,743           8,039
   Inventories                                        11,611           6,765
   Other                                               5,814           4,616
                                                    ---------       ---------
                                                      99,356          73,371
                                                    ---------       ---------

 Investments and Other Assets:
   FCC licenses, goodwill and other intangibles,
     net of accumulated amortization of $185,975
     and $157,806                                  1,279,918       1,287,437
   Investments in and advances to unconsolidated
     partnerships                                    194,873         163,755
   Long-term notes receivable                         19,229           3,565
   Deferred charges and other                          1,625           2,065
                                                   ----------      ----------
                                                   1,495,645       1,456,822

 Property and Equipment, at Cost:
   Land                                               20,949          20,001
   Buildings and towers                              134,653         121,993
   Equipment                                         569,245         477,589
   Furniture and fixtures                              4,874           4,299
   Assets under construction                          78,895          82,660
                                                   ----------      ----------
                                                     808,616         706,542
   Accumulated depreciation                         (227,916)       (183,751)
                                                   ----------      ----------
                                                     580,700         522,791
                                                   ----------      ----------

                                                 $ 2,175,701     $ 2,052,984
                                                   ==========      ==========



 The accompanying notes are an integral part of these condensed financial statements.

                              CONTEL CELLULAR INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Thousands, except share amounts)
                                 (Unaudited)

                                                  September 30,   December 31,
                                                     1994            1993

    LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current Liabilities:
   Current portion of long-term obligations       $    6,000      $    6,000
   Accounts payable-construction and trade            15,513          60,407
   Accounts payable-affiliates                        27,577          23,552
   Advance billings and customer deposits              4,665           3,638
   Accrued interest - affiliates                      19,827          37,591
   Accrued taxes - other                              27,444          18,536
   Accrued expenses and other current liabilities     45,141          25,054
                                                   ----------      ----------
                                                     146,167         174,778
                                                   ----------      ----------

 Long-term Obligations:
   Notes payable - affiliates                      2,011,613       1,901,726
   Other                                              30,792          36,792
                                                   ----------      ----------
                                                   2,042,405       1,938,518

 Deferred Income Taxes                               179,450         151,881

 Other Deferred Credits                               24,348          14,333

 Minority Interests                                   18,151          14,695

 Stockholders' Deficit:
   Class A common stock, $1 par value; authorized
     100,000,000 shares, issued 10,000,000 shares     10,000          10,000
   Class B common stock, $1 par value; authorized
     100,000,000 shares, issued 90,000,000 shares     90,000          90,000
   Paid-in capital                                    33,344          33,358
   Accumulated deficit                              (366,943)       (373,305)
   Cost of 49,267 and 51,267 shares of Class A
     common stock in treasury                         (1,221)         (1,274)
                                                   ----------      ----------
                                                    (234,820)       (241,221)
                                                   ----------      ----------

                                                 $ 2,175,701     $ 2,052,984
                                                   ==========      ==========

 The accompanying notes are an integral part of these condensed financial statements.

                        CONTEL CELLULAR INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


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

3.   Acquisitions and Dispositions of Cellular Interests

     In January 1994, the Company purchased 100 percent of the cellular system serving Tennessee RSA 2 and the remaining 51 percent interest in Tennessee RSA 3 at a combined purchase price of $21 million, representing approximately 321,000 POPs ("POPs" refer to the population of a market area multiplied by a company's percentage ownership in the cellular system serving that market).

     During 1994, the Company completed the sales of certain properties, as part of the definitive agreement reached with NYNEX Mobile Communications Company ("NYNEX") in December of 1993. In January 1994, the Company completed the sale of its 60 percent interest in the cellular system serving the Manchester, New Hampshire MSA. Also, during September 1994, the Company completed the sale of its 36.6 percent interest in New Hampshire RSA 2, 100 percent interest in the Burlington, Vermont MSA, and 83.3 percent interest in Vermont RSAs 1 and 2. Combined POPs for the properties sold to NYNEX amounted to approximately 746,000 and resulted in an after-tax gain of $40.6 million.

     Additional  sales completed during 1994 include 100  percent of  Oregon  RSA 5, 50 percent of North Carolina RSA  1,  7.1 percent of Iowa RSA 1, 16.7 percent of Iowa RSA 8, 5.6 percent of Iowa RSA 14, 33.3 percent of South Dakota RSA 5 and 14.3 percent of South Dakota RSA 6. Combined POPs for these properties sold amounted to approximately 281,000 and resulted in an after-tax gain of $2.2 million.

4.   Acquisition Offer from GTE

     On September 8, 1994, GTE proposed to acquire the remaining 10 percent ownership of Contel Cellular Inc. Under the terms of the offer, a GTE subsidiary would merge into Contel Cellular Inc. and the holders of the approximately 10 million Class A common shares of Contel Cellular Inc. would receive $22.50 per share in cash. GTE's Class B shares of Contel Cellular Inc. common stock would be converted into shares of the merged entity.

     A  special  committee  of independent Contel  Cellular  Inc.
     directors has been appointed to review the proposed transaction. The special committee has retained an independent advisor to evaluate the transaction on behalf of the Contel Cellular Inc. shareholders. Currently, a definitive merger agreement has not been executed.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Contel Cellular Inc. (the "Company"), through its subsidiaries or through partnerships, provides cellular telecommunications services in various metropolitan statistical areas ("MSAs") and rural service areas ("RSAs") throughout the United States. As of October 31, 1994, the Company owned controlling interests in and managed cellular systems serving 31 MSAs and owned non-controlling interests in systems serving 27 other MSAs. The Company also held controlling interests in 25 RSA markets, owned non-controlling interests in and managed 11 RSA markets and held non-controlling interests in 19 other RSA markets and a cellular system in Mexico. All systems controlled or managed by the Company were operational at October 31, 1994.

On September 8, 1994, GTE proposed to acquire the remaining 10 percent ownership of Contel Cellular Inc. Currently, a definitive merger agreement has not been executed. Refer to Note 4 of the Condensed Notes to Financial Statements for information relating to the "Acquisition Offer from GTE".


ACQUISITIONS AND DISPOSITIONS OF INTERESTS IN CELLULAR SYSTEMS

During the third quarter of 1994, the Company completed the sales of certain non-strategic properties to NYNEX, which were previously announced. The sales include the Company's 36.6 percent interest in New Hampshire RSA 2, 100 percent interest in the Burlington, Vermont MSA and 83.3 percent interest in Vermont RSAs 1 and 2. The Company also sold its 50 percent interest in North Carolina RSA 1, during the third quarter of 1994.

During September, the Company announced that it had signed a definitive agreement with Crowley Cellular to acquire 100 percent of the Huntsville, Alabama MSA and Alabama RSA 2 as well as an 80 percent controlling interest in Alabama RSA 1. These purchases represent approximately 515,000 POPs. Also, during the third quarter of 1994, the Company executed a definitive agreement to purchase an additional 29.2 percent interest or approximately 97,000 POPs in California RSA 4. The aforementioned purchases are subject to certain regulatory approvals.

RESULTS OF OPERATIONS
THREE  AND NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 1993

Net income improved by $41.5 million and $76.7 million, respectively, for the three and nine months ended September 30, 1994, compared with the same periods in 1993. The improvement in net income includes an increase in after-tax gains on sales of non-strategic properties of $20.0 million and $38.9 million, respectively, for the three and nine months during 1994. The improvement in net income was also attributable to the Company's on-going efforts to increase revenues through subscriber growth while reducing acquisition costs per subscriber through expanding and diversifying distribution and minimizing increases in overhead expenses.

Consolidated revenues and sales increased $51.2 million and $139.8 million, respectively, for the three and nine months ended September 30, 1994, or 52 percent and 53 percent, compared with the same periods in 1993. The increase was primarily attributable to revenues generated from subscriber gains as the Company's subscriber base increased 55 percent from 434,300 at September 30, 1993, to 672,600 at September 30, 1994. Partially offsetting the increase in revenue growth from subscriber additions was a decline in average monthly revenue per subscriber for the nine months of 1994 to $70, as compared to $74 in the corresponding prior year period. This decline reflects lower usage due to the increasing number of casual and security users in the Company's subscriber base.

Equipment sales improved $2.5 and $9.2 million, respectively, for the three and nine month periods ended September 30, 1994, as compared to the corresponding prior year periods, while the cost of equipment sales increased $7.2 million and $21.0 million, respectively, for the same periods. Negative equipment margins reflect competition in equipment pricing in the Company's markets and various equipment promotions intended to attract new subscribers.

Cost  of  services,  which primarily includes operating  expenses such  as  maintenance  and  utilities,  cost  of  long  distance, facility expenses and other employee related costs, increased $8.0 million and $17.1 million, respectively, for the three and nine months, ended September 30, 1994, as compared to the corresponding periods in 1993. The increases are primarily attributable to higher costs associated with supporting additional cell sites and employee related costs required to support the expanded cellular network.

The increase in selling, general and administrative expense was $9.2 million and $48.1 million, respectively, for the three and nine  months,  ended  September 30, 1994, as  compared  with  the corresponding 1993 periods. These increases were primarily attributable to acquisition costs associated with the significant increase in new subscribers, as well as additional employee related costs to support the subscriber base which is 55 percent greater than the corresponding prior year period.

Depreciation  expense increased $1.2 million  and  $8.8  million, respectively, for the three and nine months, ended September  30,
1994,  as  compared to the corresponding periods  in  1993.   The
increase is due to a higher depreciable base in 1994.

Equity in earnings of unconsolidated partnerships for the three and nine months, ended September 30, 1994, increased $9.4 million and $20.6 million, respectively, as compared to the corresponding 1993 periods. These increases were primarily due to improved earnings in a majority of the unconsolidated MSA partnerships as a result of strong subscriber growth throughout the industry. Additionally, in the first quarter of 1993, many of the Company's unconsolidated partnerships recorded a cumulative charge related to the adoption of the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions".

Pre-tax gains on sales of cellular interests were $43.2 million and $76.4 million, respectively, for the three and nine months, ended September 30, 1994. During the third quarter of 1994, gains on sales of cellular interests were primarily attributable to the $19.2 million gain from the sale of Burlington, $17.7 million gain from the sale of Vermont RSAs 1 and 2, and $4.5 million gain from the sale of New Hampshire RSA 2. Year-to-date gains from sales also includes a $29 million gain from the sale of Manchester during the first quarter of 1994.

The effective combined federal and state income tax rate was 43.1 percent and 72.4 percent, respectively, for the three and nine months, ended September 30, 1994, as compared to 25.5 percent and
29.7 percent for the corresponding periods of 1993. The change in effective rate was primarily attributable to $5.2 million of additional state taxes related to the aforementioned gains on sales of cellular interests. The change in the effective tax rate was also impacted by recurring permanent differences, such as amortization of goodwill purchased prior to 1993, which reduced prior year tax benefits but increased the current year tax obligation.

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

Cash used from operations during the first nine months, of 1994 increased by $45.9 million. Cash used from operations was $47.2 million as compared to $1.3 million in the corresponding prior period. The increase in cash used from operations was primarily attributable to the decrease in payables for construction and trade due to timing of payments and the increase in receivables due to the increase in service revenues.

Capital expenditures in both MSA and RSA markets controlled by the Company increased $58.0 million for the nine months, ended September 30, 1994, as compared to the corresponding prior period. Capital expenditures are required to increase capacity, expand coverage and improve the quality of the cellular network as the subscriber base continues to grow. Total capital expenditures are expected to be approximately $250 million in 1994. It is currently estimated that these capital expenditures will be funded by proceeds from operations, the sale of non-strategic properties, additional borrowings from GTE and contributions from minority partners.

As a limited partner, the Company is required to fund its proportionate share of the construction and working capital requirements of unconsolidated partnerships. Additionally, in certain unconsolidated RSA markets where the Company is managing partner, funds required for construction expenditures and working capital are advanced by the Company and are subsequently reimbursed through partnership contributions and/or from operating results. Net cash provided by reimbursements of advances, net of contributions to unconsolidated partnerships, increased $3.4 million from the prior year.

Proceeds from sales of cellular interests provided cash of $96.3 million for the nine month period ended September 30, 1994, primarily due to the proceeds from the non-strategic properties sold to NYNEX of $90.6 million. Refer to "Acquisitions and Dispositions of Interests in Cellular Systems" for more information regarding interest and POPs relating to these sales.

During the nine month period ended September 30, 1994, the Company borrowed an additional $110.3 million from GTE, primarily to fund capital requirements to expand its network. Borrowings from GTE are expected to continue to increase in 1994, and for several years into the future, as the Company borrows to fund interest payments on its debt and to fund capital requirements due to growth and development of its cellular systems. During March of 1994, GTE provided the Company with a letter stating there are currently no plans or intentions to discontinue providing financial support to the Company and would not demand payment before October 15, 1995.

For consolidated partnerships, financing is obtained by the Company as needed for operations. This financing is reimbursed through contributions from minority partners. The $4.1 million decrease in cash provided by contributions from minority partners is due to the timing and amount of requests for capital contributions based on construction schedules and market operating performance. The Company expects to continue making capital contributions to the unconsolidated partnerships and receiving capital contributions from minority partners. The timing and amounts of such contributions and advances are subject to the future operations, construction and working capital requirements of these partnerships.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CONTEL CELLULAR INC.
                              (Registrant)


Date:  November 10, 1994       By:  /s/ Theodore J.Carrier
                              Theodore J. Carrier
                              Treasurer and Chief Financial Officer