Form 10-K/A
period 1993-12-31
CONTEL CELLULAR INC
filed 1995-01-25
CIK 822419

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A-1

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                        Commission file number  0-16714

                             CONTEL CELLULAR INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                             58-1413513
       ------------------------------------------------------------------
          (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification Number)

       245 Perimeter Center Parkway, Atlanta, Georgia           30346
       ------------------------------------------------------------------
       (Address of principle executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (404) 804-3400

================================================================================

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                             Page Reference
                                                             --------------

Consolidated Statements of Operations . . . . . . . . . . . .      33
Consolidated Statements of Cash Flows . . . . . . . . . . . .      34
Consolidated Balance Sheets . . . . . . . . . . . . . . . . .      35
Consolidated Statements of Changes in Stockholders' Equity. .      37
Notes to Consolidated Financial Statements. . . . . . . . . .      38
Report of Independent Public Accountants. . . . . . . . . . .      58-59

                              CONTEL CELLULAR INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Thousands, except per share data)



                                                                   For The Years Ended December 31,
                                                             1993                1992               1991
                                                        ------------        ------------        -----------
Revenues and Sales:
   Service revenues                                     $    346,460        $    262,479        $   209,794
   Equipment sales                                            27,554              24,520             25,313
                                                        ------------        ------------        -----------
                                                             374,014             286,999            235,107
Costs and Expenses:                                     ------------        ------------        -----------
   Cost of services                                           44,659              35,870             37,191
   Cost of equipment sales                                    49,449              37,678             37,669
   Selling, general and administrative                       200,021             167,909            128,728
   Depreciation                                               66,573              54,401             42,060
   Amortization of FCC licenses,
        goodwill and other intangibles                        41,617              41,254             46,368
  Merger integration costs                                         -                   -             11,668
                                                        ------------        ------------        -----------
                                                             402,319             337,112            303,684
                                                        ------------        ------------        -----------
Operating Loss                                               (28,305)            (50,113)           (68,577)
                                                        ------------        ------------        -----------

Interest expense, net                                        162,907             148,092            157,119
Other (income) expense, net                                   (2,360)                516                328
                                                        ------------        ------------        -----------

Loss before Minority Interests                              (188,852)           (198,721)          (226,024)
Minority interests                                               841               2,374              2,298
                                                        ------------        ------------        -----------

Loss from Consolidated Operations                           (188,011)           (196,347)          (223,726)

Equity in earnings of unconsolidated partnerships             37,351              29,027             15,687
Gains on sales of partnership interests                       48,023              60,806             18,387
                                                        ------------        ------------        -----------

Loss before Income Taxes                                    (102,637)           (106,514)          (189,652)
Benefit from income taxes                                    (27,719)            (33,453)           (70,752)
                                                        ------------        ------------        -----------

Loss Before Cumulative Effect of
    Change in Accounting Principles                          (74,918)            (73,061)          (118,900)
Cumulative Effect of Change in Accounting Principles            (241)             (2,080)                 -
                                                        ------------        ------------        -----------


Net Loss                                                $    (75,159)       $    (75,141)       $  (118,900)
                                                        ============        ============        ===========
Loss Per Share Before Cumulative
    Effect of Change in Accounting Principles           $      (0.75)       $      (0.73)       $     (1.19)


Cumulative Effect of Change in Accounting
    Principles Per Share                                           -               (0.02)                 -
                                                        ------------        ------------        -----------
Net Loss Per Share                                      $      (0.75)       $      (0.75)       $     (1.19)
                                                        ============        ============        ===========

Average Common Shares Outstanding                             99,949              99,947             99,942
                                                        ============        ============        ===========


 The accompanying notes to consolidated financial statements are an integral part of these statements.


                             CONTEL CELLULAR INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Thousands)


                                                                                         For the Years Ended December 31,
                                                                                        1993           1992           1991
                                                                                    -----------------------------------------
Cash Flows from Operating Activities:
   Net loss                                                                         $     (75,159) $      (75,141)  $ (118,900)
   Adjustments to reconcile net loss to net cash
      provided from operating activities -
      Depreciation                                                                         66,573          54,401       42,060
      Amortization of FCC licenses, goodwill and other intangibles                         41,617          41,254       46,368
      Merger integration costs                                                                  -               -       11,668
      Gains on sales of partnership interests                                             (48,023)        (60,806)     (18,387)
      Gains on sales of other assets                                                       (1,651)              -            -
      Deferred income tax provision                                                        33,152          38,451       63,975
      Provision for losses on accounts receivable                                           6,298           7,528        7,929
      Distributed (Undistributed) earnings of unconsolidated partnerships                 (17,548)        (12,258)       1,643
      Other, net                                                                           (6,302)           (102)     (10,229)

      Changes in current assets and current liabilities excluding the effects of acquisitions and dispositions:
          (Increase) in accounts receivable and advances to unconsolidated                (24,318)         (2,275)     (13,196)
          partnerships
          (Increase)Decrease in taxes receivable/payable - affiliates                      (9,774)         36,936       17,765
          (Increase)Decrease in other current assets                                       (5,559)           (134)       2,154
          (Increase)Decrease in accrued interest - affiliates                              (2,392)          6,245       19,639
          Increase in other current liabilities                                            47,702           4,108        4,697
                                                                                    ------------------------------------------
      Net Cash Provided from Operating Activities                                           4,616          38,207       57,186
                                                                                    ------------------------------------------
Cash Flows from Investing Activities:
   Capital expenditures                                                                  (130,042)       (183,504)    (107,792)
   Acquisitions, net of cash acquired                                                     (25,887)              -     (126,937)
   Proceeds from sales of partnership interests                                            60,795          71,252       19,361
   Advances to(from) unconsolidated partnerships, net                                       6,866            (609)      (1,775)
   Contributions to limited partnerships                                                  (13,831)        (12,631)     (26,363)
   Repayment of loan to unconsolidated partnership                                              -               -        3,900
   Other, net                                                                                  71            (659)      (9,554)
                                                                                    ------------------------------------------
      Net Cash Used in Investing Activities                                              (102,028)       (126,151)    (249,160)
                                                                                    ------------------------------------------
Cash Flows from Financing Activities:
   Proceeds from notes payable - affiliate, net                                            85,468          79,293      195,034
   Proceeds from other long-term obligations                                                6,512               -            -
   Payment of other long-term obligations                                                  (6,000)              -            -
   Contributions from minority partners                                                    10,047           1,731        4,803
   Other, net                                                                                  22             142          290
                                                                                    ------------------------------------------
      Net Cash Provided from Financing Activities                                          96,049          81,166      200,127
                                                                                    ------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                           (1,363)         (6,778)       8,153

Cash and Cash Equivalents at Beginning of Year                                              1,641           8,419          266
                                                                                    ------------------------------------------
Cash and Cash Equivalents at End of Year                                            $         278  $        1,641   $    8,419
                                                                                    ==========================================



Supplemental Disclosures:
   Income taxes (refunded) paid                                                     $     (70,960) $     (108,966)  $ (153,684)
                                                                                    ==========================================
   Interest paid                                                                    $     168,977  $      143,791   $  141,700
                                                                                    ==========================================




  The accompanying notes to consolidated financial statements are an integral part of these statements.




                             CONTEL CELLULAR INC.
                         CONSOLIDATED  BALANCE SHEETS
                      (Thousands, except share amounts)





                                                                        December 31,            December 31,
                                                                            1993                    1992
                                                                        -------------           ------------
                               ASSETS

Current Assets:
   Cash and cash equivalents                                           $          278           $       1,641
   Accounts receivable-trade, net of allowance for doubtful
      accounts of $4,674 and $4,356                                            53,673                  35,951
   Advances to unconsolidated partnerships                                      8,039                  13,601
   Inventories                                                                  6,765                   3,123
   Other                                                                        4,616                     963
                                                                       --------------           -------------
                                                                               73,371                  55,279
                                                                       --------------           -------------
Investments and Other Assets:
   FCC licenses, goodwill and other intangibles, net of
     accumulated amortization of $157,806 and $116,189                      1,287,437               1,306,465
   Investments in and advances to unconsolidated partnerships                 163,755                 144,274
   Deferred charges and other                                                   5,630                   8,135
                                                                       --------------           -------------
                                                                            1,456,822               1,458,874
                                                                       --------------           -------------

Property and Equipment, at Cost:
   Land                                                                        20,001                  15,171
   Buildings and towers                                                       121,993                  91,819
   Equipment                                                                  477,589                 365,687
   Furniture and fixtures                                                       4,299                   4,027
   Assets under construction                                                   82,660                  81,309
                                                                       --------------           -------------
                                                                              706,542                 558,013
   Accumulated depreciation                                                  (183,751)               (141,697)
                                                                       --------------           -------------

                                                                              522,791                 416,316
                                                                       --------------           -------------

                                                                       $    2,052,984           $   1,930,469
                                                                       ==============           =============



  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                      35


                             CONTEL CELLULAR INC.
                          CONSOLIDATED BALANCE SHEETS
                       (Thousands, except share amounts)




                                                                                             December 31,          December 31,
                                                                                                 1993                 1992
                                                                                             ------------         ------------
           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Current portion of other long-term obligations                                           $        6,000        $        6,000
   Accounts payable-construction and trade                                                          60,407                 9,095
   Accounts payable-affiliates                                                                      23,552                14,211
   Advance billings and customer deposits                                                            3,638                 3,439
   Accrued interest - affiliates                                                                    37,591                39,983
   Accrued taxes - other than income                                                                18,536                10,563
   Accrued expenses and other current liabilities                                                   25,054                18,261
                                                                                            --------------        --------------
                                                                                                   174,778               101,552
                                                                                            --------------        --------------

Long-term Obligations:
   Notes payable - affiliates                                                                    1,901,726             1,814,327
   Other                                                                                            36,792                36,280
                                                                                            --------------        --------------
                                                                                                 1,938,518             1,850,607
                                                                                            --------------        --------------

Deferred Income Taxes                                                                              151,881               114,342

Other Deferred Credits                                                                              14,333                18,078

Minority Interests                                                                                  14,695                11,974


Stockholders' Deficit:
   Class A common stock, $1 par value; authorized 100,000,000
      shares, issued 10,000,000 shares                                                              10,000                10,000
   Class B common stock, $1 par value; authorized 100,000,000
      shares, issued 90,000,000 shares                                                              90,000                90,000
   Paid-in capital                                                                                  33,358                33,367
   Accumulated deficit                                                                            (373,305)             (298,146)
   Class A common stock held in treasury, 51,267 and 52,667 shares, at cost                         (1,274)               (1,305)
                                                                                            --------------        --------------
                                                                                                  (241,221)             (166,084)
                                                                                            --------------        --------------

                                                                                            $    2,052,984        $    1,930,469
                                                                                            ==============        ==============



  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                       36




                             CONTEL CELLULAR INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (THOUSANDS)





                                            CLASS A     CLASS B
                                            COMMON      COMMON                                               TOTAL
                                            STOCK,      STOCK,                                           STOCKHOLDERS'
                                            $1 PAR      $1 PAR    PAID-IN    ACCUMULATED    TREASURY         EQUITY
                                            VALUE       VALUE     CAPITAL      DEFICIT        STOCK        (DEFICIT)
                                          -----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1990              $   10,000   $ 90,000   $ 33,406   $  (104,105)   $   (1,776)    $     27,525
NET LOSS                                        -          -          -         (118,900)          -           (118,900)
ISSUANCE OF RESTRICTED STOCK AND STOCK
    UNDER EMPLOYEE STOCK OPTION PLANS           -          -           (18)        -               272              254
OTHER                                           -          -            36         -                -                36

                                          -----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1991                  10,000     90,000     33,424      (223,005)       (1,504)         (91,085)
NET LOSS                                        -          -          -          (75,141)           -           (75,141)
ISSUANCE OF RESTRICTED STOCK AND STOCK
    UNDER EMPLOYEE STOCK OPTION PLANS           -          -           (57)        -               199              142

                                          -----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992                  10,000     90,000     33,367      (298,146)       (1,305)        (166,084)
NET LOSS                                        -          -          -          (75,159)          -            (75,159)
ISSUANCE OF RESTRICTED STOCK AND STOCK
    UNDER EMPLOYEE STOCK OPTION PLANS           -          -            (9)        -                31               22

                                          -----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993              $   10,000  $  90,000   $ 33,358   $  (373,305)   $   (1,274)    $   (241,221)
                                          =============================================================================




  THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                           PART OF THESE STATEMENTS.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

Contel Cellular Inc. (the "Company"), a 90-percent-owned subsidiary of Contel Corporation ("Contel"), was incorporated in Delaware on September 24, 1980. The Company, through its subsidiaries or through partnerships, provides or participates in providing cellular telephone services in various metropolitan statistical areas ("MSAs") and rural service areas ("RSAs") throughout the United States. Refer to the "Interests in MSAs and RSAs" following the Notes to Consolidated Financial Statements for additional information.

         On March 14, 1991, in accordance with the terms of a definitive merger agreement entered into on August 7, 1990, each share of Contel's common stock was converted into the right to receive 1.27 shares of common stock of GTE Corporation ("GTE") in a tax-free exchange. The Company's common stock was not affected by the merger. The Company remains a 90-percent-owned subsidiary of Contel, which became a wholly owned subsidiary of GTE upon completion of the merger.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include all wholly owned subsidiaries and partnerships in which the Company holds a controlling interest. Investments in partnerships in which the Company does not hold a controlling interest are accounted for using the equity method of accounting. Significant intercompany transactions are eliminated in consolidation.

REVENUE RECOGNITION

The Company earns service revenues by providing access to its cellular systems ("access revenue") and for usage of its cellular systems ("airtime revenue"). All customers acquired prior to December 1993 are billed one month in advance for access revenue. In December 1993, the Company began billing new customers for access in arrears. Access revenue is recognized when earned. Airtime revenue, including roaming revenue and long-distance revenue, is recognized when the service is rendered. Other service revenues are recognized after services are performed and include connection and installation revenues. Equipment sales are recognized upon delivery of the equipment to the customer.

DEPRECIATION

The Company records depreciation using the straight-line method over the estimated useful lives of the assets, which are 20 years for buildings, 15 years for towers, 7 to 10 years for cell and switching equipment, and 3 to 5 years for furniture and fixtures. The Company removes the cost and accumulated depreciation of retirements from the accounts and recognizes the related gain or loss upon the disposition or disposal of assets. Gains and losses due to the disposal of network equipment are not material for 1993, 1992 or 1991.

INTEREST EXPENSE

Interest expense related to construction activity is capitalized as a cost of construction. Interest capitalized amounted to $2.5 million, $2.6 million and $2.2 million for 1993, 1992 and 1991, respectively.

INCOME TAXES

Income tax expense is based on reported earnings before income taxes. Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. As further described in Note 6, in 1992 the Company adopted the provision of Statement of Financial Accounting Standards ("FAS") No. 109, "Accounting for Income Taxes". In accordance with FAS 109, deferred income taxes have been established for all temporary differences between the book and tax basis of assets and liabilities, including those which had not been previously recognized. In addition, deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, that will be in effect in the years in which the temporary differences are expected to reverse.

NET LOSS PER SHARE

Net loss per share for all years presented was computed using the weighted average number of shares of Class A and Class B Common Stock outstanding, adjusted for common stock equivalents.

CASH EQUIVALENTS

The Company considers all highly liquid unrestricted cash investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories include cellular telephone equipment held for sale and are valued at the lower of cost or market. Cost is determined using the specific identification method. Accessories are expensed when purchased and are not material in amount.

FCC LICENSES, GOODWILL AND OTHER INTANGIBLES

Costs incurred in connection with the acquisition of partnership interests in excess of the net tangible assets acquired are capitalized as Federal Communications Commission ("FCC") license costs, customer base or goodwill and are amortized on a straight-line basis. FCC license costs and goodwill are amortized over 40 years, and customer base is amortized over 4 years.

ASSETS UNDER CONSTRUCTION

The Company's network construction expenditures are recorded as assets under construction until the system or assets are placed in service. When the assets are placed in service, they are transferred to the appropriate property and equipment category and depreciated. The Company's construction employees' salaries, benefits and travel expenses, as well as other related departmental expenses, are capitalized to assets under construction during the construction period.

FINANCIAL INSTRUMENTS

The fair values of financial instruments, other than long-term debt, closely approximate their carrying values. The estimated market value of long-term debt at December 31, 1993 and 1992, based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $74 million and $29 million, respectively.

PRESENTATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  ACCOUNTING CHANGES

During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"). FAS 112 requires the expected cost of postemployment benefits to be recognized during the years that employees render service.
Prior to adoption, the cost of these benefits was charged to expense on a pay-as-you-go basis. As a result of adoption, a one-time, non-cash, charge of $0.2 million (net of deferred tax benefit) was recorded to recognize the annual cumulative of this change in accounting principle.

         During the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106") and No. 109, "Accounting for Income Taxes" ("FAS 109"), retroactive to January 1, 1992.

         FAS 106 requires the expected cost of postretirement health care and life insurance benefits to be recognized during the years that employees render service. Prior to adoption, the cost of these benefits was charged to expense on a pay-as-you-go basis. The Company elected to adopt FAS 106 on the immediate recognition basis. As a result, a one-time, non-cash, charge of $2.1 million (net of deferred tax benefits of $1.1 million), or $.02 per share, was recorded to give effect to past service costs. Refer to Note 7 for further information regarding postretirement benefits other than pensions.

4.  INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS

The Company holds non-controlling interests in various MSA and RSA partnerships (referred to as "Unconsolidated Partnerships") which were formed to provide cellular telephone services. Unconsolidated Partnerships are accounted for using the equity method of accounting. Refer to the "Interests in MSAs and RSAs" following the Notes to Consolidated Financial Statements for a list of the Company's Unconsolidated Partnership interests. In addition, refer to
Note 5 for information regarding acquisitions and dispositions of ownership interests.

         Combined condensed results of operations and combined net assets of the Company's Unconsolidated Partnerships are as follows:

 (Thousands)
 For the Years Ended December 31,                       1993              1992           1991
- - -----------------------------------------------------------------------------------------------
 Results of Operations:
   Revenues                                       $ 1,201,815        $  949,903      $  785,801
   Costs and Expenses                                (866,504)         (694,139)       (593,047)
   Other Income (Expense)                             (12,698)           11,546          (4,312)
                                                  ---------------------------------------------
 Net Income                                           322,613           267,310         188,442
 Other Partners' Share of MSA Net Income              283,494           234,921         169,208
                                                  ---------------------------------------------
 Company's Share of MSA Net Income                     39,119            32,389          19,234
 Company's Share of RSA Net Losses                     (1,768)           (3,362)         (3,547)
                                                  ---------------------------------------------
                                                  $    37,351        $   29,027      $   15,687
                                                  ---------------------------------------------

  (Thousands)
 December 31,                                               1993             1992
- - -----------------------------------------------------------------------------------
 Net Assets:
   Current Assets                                     $    241,167     $    208,964
   Noncurrent Assets                                       977,474          836,247
   Current Liabilities                                    (198,234)        (159,678)
   Noncurrent Liabilities                                   (6,994)          (9,655)
                                                      -----------------------------
 Net Assets                                              1,013,413          875,878
 Other Partners' Share of MSA Net Assets                   866,388          753,105
                                                      -----------------------------
 Company's Share of MSA Net Assets                         147,025          122,773
 Other                                                      16,730           21,501
                                                      -----------------------------
                                                      $    163,755     $    144,274
                                                      -----------------------------

        The managing partner of each of the Unconsolidated Partnerships generally has the authority to manage, supervise and conduct the affairs of the partnership, make all decisions appropriate in connection with the business purposes of the partnership and incur obligations and execute agreements on behalf of the partnership. Under the terms of the partnership agreements, the Company is entitled to review and audit the records of the partnership in those Unconsolidated Partnerships it does not manage.

        In certain of the Unconsolidated RSA Partnerships, the Company serves as the managing partner. In such cases, the Company retains all other rights and responsibilities of a non-controlling partner. As managing partner, the Company provides the initial capital, through cash advances, required for construction expenditures and operating expenses. At December 31, 1993 and 1992, the Company had provided cash advances of $12.7 million and $19.6 million, respectively, of which approximately $4.7 million and $6.0 million, respectively, represents the Company's proportionate share. The remainder represents a current receivable from the other partners or the partnerships and is included in Advances to Unconsolidated Partnerships in the accompanying consolidated balance sheets.

        The financial statements of certain material Unconsolidated Partnerships were audited by other auditors: Los Angeles SMSA Limited Partnership (the "Los Angeles Partnership") and Washington D.C. SMSA Limited Partnership (the "Washington D.C. Partnership") as of December 31, 1993 and 1992 and for the three years ended December 31, 1993; and San Antonio SMSA Limited Partnership, as of December 31, 1993 and 1992 and for the two years ended December 31, 1993. The Los Angeles Partnership is the most significant Unconsolidated Partnership, accounting for a substantial portion of "Equity in Earnings of Unconsolidated Partnerships" for each year presented.

        The amount of undistributed earnings of Unconsolidated Partnerships included in Accumulated Deficit in the accompanying consolidated balance sheets was approximately $48.7 million and $31.2 million at December 31, 1993 and 1992, respectively. There were no restricted earnings of Unconsolidated Partnerships on an aggregate basis at December 31, 1993 or 1992.

        On February 14, 1994, PacTel Cellular Inc. ("PacTel") was served an Orange County Superior Court complaint filed by Autophone, Inc., an agent of Los Angeles Cellular Telephone Company ("LACTC"). The complaint was filed against LACTC, the wireline cellular carrier in Los Angeles ("the LA Partnership"), PacTel and an agent of LACTC. The Company is a limited partner and owns an 11.2% interest in the LA Partnership. The complaint alleges violations of California's Cartwright Act and Unfair Practices Act and seeks unspecified damages.

        On October 7, 1993, PacTel was served with an Orange County Superior Court complaint filed by Goldenwest Cellular Corporation, an agent of LACTC, the non-wireline cellular carrier in Los Angeles, California. The complaint was filed against LACTC, the Los Angeles SMSA Limited Partnership, the LA Partnership, PacTel and an agent of LACTC. The Company is a limited partner and owns an 11.2% interest in the LA Partnership. The complaint alleges violations of California's Cartwright Act and Unfair Practices Act and seeks unspecified damages. The LA Partnership intends to defend itself vigorously in both complaints, however, the outcome of these matters are uncertain, and accordingly no provision for any liability has been made in the accompanying financial statements.

        On February 22, 1991, a lawsuit was filed against Bell Atlantic Mobile Systems, Inc. ("BAMS") by Robert H. Kressin; General Partner, Cellular Phone Stores Limited Partnership, a former agent of BAMS of Washington, D.C. and Baltimore, Maryland. BAMS is the parent of BAMS of Washington, Inc., which is the general partner in the Washington D.C. SMSA Limited Partnership (the "Partnership"). The Company holds a limited partnership interest of 35.27% in the Partnership. This suit alleged breach of contract, negligence, antitrust violations, fraud and other torts and sought compensatory and punitive damages of over one billion dollars. In April of 1993, this lawsuit was tried before a jury in the Superior Court for the District of Columbia. On April 19, 1993, a judgment was entered against BAMS for $11 million in connection with the breach of contract claim. BAMS filed a motion seeking an appeal of the damages award, but on January 6, 1994, entered an order with the court agreeing to pay the plaintiff $11 million. BAMS has notified the Company that approximately 95% of this award is applicable to the Partnership and was reflected in the financial statements of the Partnership. The Company recorded its share of the judgment in the fourth quarter of 1993.

5.  ACQUISITIONS AND DISPOSITIONS OF PARTNERSHIP INTERESTS

In December 1993, the Company signed a definitive agreement whereby NYNEX Mobile Communications Company will purchase the Company's interest in the MSA systems serving Orange County, Poughkeepsie, Binghampton and Elmira, New York; Manchester, New Hampshire; and Burlington, Vermont. Also included are New Hampshire RSA 2; Vermont RSAs 2 and 2A; New York RSAs 2 and 3; and Pennsylvania RSAs 3A and 4A.

        On February 27, 1990, the Company purchased the Southeast Properties from McCaw Cellular Communications Inc. ("McCaw") for approximately $1.32 billion in cash. The acquisition was accounted for as a purchase, and accordingly, the operations of these properties are included in the accompanying consolidated financial statements from the date of acquisition. The acquisition was financed through an interim intercompany loan from Contel Capital Corporation ("Contel Capital"), a wholly owned subsidiary of Contel. Refer to Note 10 for additional information regarding this loan.

        In April 1991, the Company elected the application of Internal Revenue Code Section 338(h)(10) (the "338(h)(10) Election") in connection with the acquisition of the Southeast Properties. A 338(h)(10) election alters the nature of an acquisition from a stock purchase to an asset purchase for income tax purposes only. Hence, income tax benefits will be generated from amortization of certain intangibles that were previously not deductible for income tax purposes. An adjustment, retroactive to the date of acquisition, was reflected in the third quarter of 1991 which increased income tax benefits recorded by $9.5 million. Concurrent with the 338(h)(10) Election, the Company was required to reimburse McCaw approximately $82.8 million for the applicable increase in McCaw's income tax liabilities resulting from this election.

        Appraisals of the Southeast Properties were completed in the third quarter of 1991 and adjustments to the purchase price allocation were made at that time. Three categories of intangibles were identified in the appraisals:
FCC license costs, customer base and goodwill. FCC license costs and goodwill are amortized over a period of 40 years and the customer base is amortized over 4 years. Resulting adjustments, retroactive to the date of acquisition, increased amortization expense by $6.0 million in 1991.

        Acquisition and disposition transactions completed as of December 31, 1993 by the Company are included in the table below.


                                                                                       MSA           RSA
                                                                  Percentage          Company       Company
                                              Estimated           Purchased/        Population    Population
               Market                       Population (1)           Sold          Equivalents   Equivalents
1993
- - ----
Acquisitions:  San Francisco, San Jose, Vallejo,
                 Santa Rosa, Salinas &
                 Santa Cruz, CA                  6,800.2             0.06%              4.3
               Tuscaloosa, AL                      154.7             2.80%              4.3
               New York 3                          476.4             2.50%                           11.9
               Tennessee 6 & 9                     202.4           100.00%                          202.4
                                                                                      -----         -----
Total Acquisitions                                                                      8.6         214.3
                                                                                      =====         =====


Dispositions:  Orange County &
               Poughkeepsie, NY                    581.5            25.00%            145.4
               Rapid City, SD                      106.6           100.00%            106.6
               Marion & Winston Co.- AL 1           52.1           100.00%                           52.1
               Arizona 2, 3, 4 & 6                 649.4           Various                          191.1
               Idaho 2 & 3                          75.8           Various                           17.0
               Iowa 2, 7 & 10                      286.3           Various                           29.8
               Minnesota 4, 7, 8, 9, 10 & 11       803.9           Various                           61.5
               North Dakota 3                       92.0             7.69%                            7.1
               South Dakota 5-B2 & 6-B2             15.4           Various                            4.5
               Washington 1, 2, 3 & 4              505.5           Various                          122.8
                                                                                      -----         -----
Total Dispositions                                                                    252.0         485.9
                                                                                      =====         =====

Total Company Population Equivalents at December 31, 1993                                                   24,089.0
====================================================================================================================

Total Gains on Sales of Partnership Interests for the year ended December 31, 1993                           $48,023
====================================================================================================================


1992
- - ----
Acquisitions:  Arkansas 1 & 8                       94.4                6.22%                         5.9
               Idaho 2                              59.9                3.04%                         1.8
               Minnesota 11                        200.8                0.20%                         0.4
                                                                                      -----         -----
Total Acquisitions                                                                      0.0           8.1
                                                                                      =====         =====

Dispositions:  Fayetteville & Fort Smith, AR       431.9              Various         322.3
               Arkansas 1 & 8                       94.4               57.22%                        54.0
               Idaho 4 & 5                         266.1              Various                        51.0
               Oklahoma 4                          183.5               66.67%                       122.3
                                                                                      -----         -----
Total Dispositions                                                                    322.3         227.3
                                                                                      =====         =====


Total Company Population Equivalents at December 31, 1992                                                   24,181.8
====================================================================================================================

Total Gains on Sales of Partnership Interests for the year ended December 31, 1992                           $60,806
====================================================================================================================


                                                                                           MSA           RSA
                                                                         Percentage       Company      Company
                                                   Estimated             Purchased/     Population   Population
               Market                             Population (1)            Sold        Equivalents  Equivalents
1991
- - ----
Acquisitions:  Fayetteville, AR                        211.4                 0.90%           1.9
               Arizona 2 & 3                           230.5               Various                        23.8
               California 3 & 4                        435.5               Various                        27.4
               Kentucky 7                              156.9               100.00%                       156.9
               New Mexico 1                            272.9                11.11%                        30.3
               Oregon 5                                251.6                33.33%                        83.9
               Tennessee 1, 3, 5 & 7                 1,198.2               Various                     1,032.8
                                                                                           -----       -------
Total Acquisitions                                                                           1.9       1,355.1
                                                                                           =====       =======

Dispositions:  Asheville, NC                           192.7                 1.49%           2.9
               Savannah, GA                            266.0                38.00%         101.1
               California 10                            85.7               100.00%                        85.7
               Georgia 2, 3, 4, 8, 11 & 12             784.9               Various                       240.9
               Kentucky 6                              107.5               100.00%                       107.5
               Missouri 2, 3, 4, 14, 15, 16 & 18       559.8               Various                       209.0
               Nevada 3                                 81.8                50.00%                        40.9
               Texas 7, 9, 12, 13 & 14                 280.4               Various                        94.0
               Utah 1 & 3                              160.2               Various                        35.9
               Washington 5                             74.2                18.47%                        13.7
                                                                                           -----       -------
Total Dispositions                                                                         104.0         827.6
                                                                                           =====       =======

- - ------------------------------------------------------------------------------------------------------------------------------------
Total Company Population Equivalents at December 31, 1991                                                   24,145.5
====================================================================================================================================


- - ------------------------------------------------------------------------------------------------------------------------------------
Total Gains on Sales of Partnership Interests for the year ended December 31, 1991                           $18,387
====================================================================================================================================

1) Population figures are reported by the Donnelly marketing population estimates for counties comprising FCC defined MSAs and RSAs.

6.  INCOME TAXES

In 1993, 1992 and 1991, the Company was included in the consolidated federal income tax return of GTE. In accordance with GTE's tax sharing policy, the Company computes its federal income taxes on a separate company return basis without regard to separate company utilization of operating losses. GTE reimburses its subsidiaries for utilization of taxable losses on a quarterly basis.

         The net benefit from income taxes consists of the following:

(Thousands)
For the Years Ended December 31,              1993           1992           1991
- - -----------------------------------------------------------------------------------
Current:
  Federal                                  $  (65,823)   $  (74,176)     $ (134,791)
  State                                           707         1,200              64
                                           ----------------------------------------
                                              (65,116)      (72,976)       (134,727)
Deferred:
  Federal                                      36,228        39,499          63,998
  State                                         1,169            24             (23)
                                           ----------------------------------------
                                               37,397        39,523          63,975
                                           ----------------------------------------
                                           $  (27,719)   $  (33,453)     $  (70,752)
                                           ----------------------------------------

        Income tax refunds, net of income taxes paid, totaled $71.0 million, $109.0 million and $153.7 million for 1993, 1992 and 1991, respectively.

        The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate:

(Thousands)
For the Years Ended December 31,                                1993          1992          1991
- - --------------------------------------------------------------------------------------------------
Statutory federal tax rate                                       35.0%         34.0%          34.0%
Income tax benefit at statutory rate                         $(35,923)     $(36,215)      $(64,482)
Increase (decrease) in tax benefit resulting from:
         State income taxes, net of federal tax benefit         1,219           808             27
         Amortization of Goodwill                               1,755         1,462         (5,107)
         Retroactive impact of change in statutory
           federal tax rate                                     3,329           ---            ---
         Other, net                                             1,901           492         (1,190)
                                                             -------------------------------------
Actual income tax benefit                                    $(27,719)     $(33,453)      $(70,752)
                                                             -------------------------------------
Effective Tax Rate                                               27.0%         31.4%          37.3%
                                                             -------------------------------------

        The Omnibus Budget Reconciliation Act of 1993 was enacted on August 10, 1993 and includes a provision for an increase in the corporate federal income tax rate by 1% to 35%, retroactive to January 1, 1993. As a result, $3.3 million of additional deferred tax expense was recorded in September, 1993.

        A summary of the components of the deferred income tax provision is as follows:

(Thousands)
For the Years Ended December 31,                             1993         1992         1991
- - ---------------------------------------------------------------------------------------------
Depreciation and amortization                             $  37,902     $ 36,671     $ 69,762
Limited partnership losses                                    1,990        3,380          ---
Merger integration costs                                        ---        2,408       (2,408)
Other, net                                                   (2,495)      (2,936)      (3,379)
                                                          -----------------------------------
                                                          $  37,397     $ 39,523     $ 63,975
                                                          -----------------------------------

        Additionally, in 1992, $1.1 million of deferred tax benefits are netted in Cumulative Effect of Change in Accounting Principles in the accompanying consolidated statements of operations.

         Deferred tax liabilities are comprised of the following:

(Thousands)
December 31,                                                     1993           1992
- - --------------------------------------------------------------------------------------
Depreciation and amortization                                 $ 144,691      $ 106,789
Limited partnership losses                                       10,812          8,822
Business repositioning                                              ---          3,211
Other, net                                                        2,718            118
                                                              ------------------------
  Total deferred tax liability                                  158,221        118,940
                                                              ------------------------
Gains on sale of partnership interests                           (2,439)        (2,439)
Other postretirement benefits                                    (2,704)        (1,444)
Other, net                                                       (1,339)          (715)
                                                              ------------------------
  Total deferred tax assets                                      (6,482)        (4,598)
                                                              ------------------------
                                                                151,739        114,342
Less amount classified as other current assets                     (142)           ---
                                                              ------------------------
Total net deferred tax liability                              $ 151,881      $ 114,342
                                                              ========================

7.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

As of January 1, 1992, all of the Company's employees began participating in GTE Service Corporation's defined benefit pension plan. The benefits to be paid under this plan are generally based on years of credited service and average final earnings. GTE's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plan with assets sufficient to meet the benefit obligations of the plan. The assets of the plan consist primarily of corporate equities, government securities and corporate debt securities.

        The net pension cost included in consolidated operations for 1993 and 1992 included the following components:

(Thousands)                                                         1993          1992
- - ----------------------------------------------------------------------------------------
Service cost-benefits earned during the period                   $  1,509       $  1,618
Interest cost on projected benefit obligations                        254             15
Actual return on plan assets                                          (11)            (8)
Other, net                                                            (53)            (9)
                                                                 -----------------------
Net pension cost                                                 $  1,699       $  1,616
                                                                 -----------------------

    The expected long-term rate of return on plan assets was 8.25% for 1993 and 1992.

    The funded status of the plan at December 31, 1993 and 1992 was as follows:

(Thousands)                                                    1993         1992
- - ----------------------------------------------------------------------------------
Plan assets at fair value                                   $     912     $    232
Projected benefit obligation                                   (4,860)      (1,877)
                                                            ----------------------
Excess of projected obligation over assets                     (3,948)      (1,645)
Unrecognized net loss                                             628           24
                                                            ----------------------
Unfunded pension cost                                       $  (3,320)    $ (1,621)
                                                            ----------------------

        The projected benefit obligations at December 31, 1993 and 1992 include accumulated benefit obligations of $2.1 million and $0.8 million, respectively and vested benefit obligations of $0.8 million and $0.4 million, respectively.

        Assumptions used to develop the projected benefit obligations for 1993 and 1992 were as follows:

December 31,                                               1993        1992
- - ----------------------------------------------------------------------------
Discount rate                                             7.50%        8.00%
Rate of salary progression                                5.25%        6.00%

        During 1991, certain of the Company's employees participated in Contel's defined benefit pension plan. The benefits were based on an employee's years of service and average earnings for the five highest consecutive calendar years of compensation during the 10 years immediately preceding retirement. The Company's policy was to fund pension cost in accordance with applicable regulations.

        The records of the plan were maintained for the total Contel pension plan but not by subsidiary. The net assets available for benefits exceeded the projected benefit obligation at December 31, 1991. Total Company pension cost under this plan for the year 1991 was $0.3 million.

        During 1991, the Company also participated in Contel's defined contribution plan, which was available to employees meeting applicable service requirements. The Company contributed a percentage of each participant's compensation to this plan. The total amount contributed in 1991 was $0.9 million.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

        Substantially all of the Company's management and hourly employees are covered under postretirement health and life insurance benefit plans. The health care benefits paid under the Company plans are generally based on comprehensive hospital, medical and surgical benefit provisions while the life insurance benefits are presently based on annual earnings at the time of retirement.

         The postretirement benefits cost for the years 1993 and 1992 included the following components:

(Thousands)                                                                1993       1992
- - -------------------------------------------------------------------------------------------
Benefits earned during the year                                          $  939      $  781
Interest on accumulated postretirement benefit obligations                  454         315
Other, net                                                                  (40)       ---
                                                                         ------------------
Postretirement benefit cost                                              $1,353      $1,096
                                                                         ------------------

        No postretirement health care or life insurance benefits were paid during 1991.

        The following table sets forth the funded status and the accrued obligations as of December 31, 1993 and 1992:

  (Thousands)                                                                   1993         1992
  -------------------------------------------------------------------------------------------------
  Accumulated postretirement benefit obligations attributable to:
    Retirees                                                                  $   (189)   $     (69)
    Fully eligible plan participants                                              ---           (59)
    Other active plan participants                                              (2,765)      (3,802)
                                                                              ---------------------
  Total accumulated postretirement benefit obligation                           (2,954)      (3,930)
  Unrecognized prior service benefit                                            (3,904)        ---
  Unrecognized net loss                                                             46         ---
                                                                              ---------------------
  Accrued postretirement benefit obligation                                   $ (6,812)   $  (3,930)
                                                                              =====================

        The assumed discount rates used to measure the accumulated postretirement benefit obligation were 7.5% and 8.0% at December 31, 1993 and 1992, respectively. The assumed health care cost trend rates in 1993 and 1992 were 13% and 14%, respectively for pre-65 participants and 9.5% and 10%, respectively for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one-percentage point increase in the assumed health care cost trend rates for each future year would have increased 1993 and 1992 postretirement benefit costs by approximately $0.2 million and $0.4 million, respectively and the accumulated postretirement benefit obligation as of December 31, 1993 and 1992 by approximately $17 thousand and $1.0 million, respectively.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for non-union employees that are effective January 1, 1995. These changes include, among others, newly established limits to the Company's annual contribution to postretirement medical costs and a revised sharing schedule based on a retiree's years of service. The net effect of these changes reduced the accumulated benefit obligation at December 31, 1993 by $3.9 million.


8.  COMMITMENTS AND CONTINGENCIES

LEASES

Lease expense relates to the lease of office space, tower facilities, real estate, office equipment and vehicles. Rents charged to expense were $8.8 million, $6.9 million and $5.4 million for 1993, 1992 and 1991, respectively.

        At December 31, 1993, future minimum lease payments under noncancelable operating leases are as follows (thousands):

              1994                    $ 6,122
              1995                      5,486
              1996                      4,740
              1997                      3,224
              1998                      1,833
              Subsequent Years          3,714
                                      -------
                                      $25,119
                                      =======

CONSTRUCTION AND CAPITAL COMMITMENTS

Capital expenditures for markets controlled and/or managed by the Company are planned to be approximately $269 million in 1994, and are expected to be funded with additional borrowings from affiliates, internally generated funds, contributions from minority partners and net distributions from Unconsolidated Partnerships.

         The Company also intends to fund its share of future capital requirements of the Unconsolidated Partnerships. The timing and amounts of such contributions are subject to the future capital requirements as determined by the managing partner, and therefore cannot be accurately estimated by the Company.

LEGAL AND REGULATORY MATTERS

In January, 1992 the California Public Utilities Commission ("CPUC") commenced an investigation of all cellular companies operating in the state of California to determine their compliance with General Order number 159 ("G.O. 159"). The investigation will address whether cellular utilities have complied with local, state or federal regulations governing the approval and construction of cellular sites in the state. The CPUC may advise other agencies of violations in their jurisdictions. Presently, the Los Angeles Partnership has prepared and filed the information requested by the CPUC. The CPUC will review the information and, if violations of G.O. 159 are found, it may assess penalties against the Los Angeles Partnership.

         In addition to the matter discussed in Note 4 related to the resolved litigation with BAMS, three additional suits are pending against the Company or its subsidiaries.

         Alan Kahn, a shareholder of the company ("Kahn"), filed a shareholder derivative action against the Company, Contel Corporation, GTE Corporation and each member of the Company's Board of Directors alleging that certain transactions between the company and either GTE Corporation or Contel Corporation are detrimental to the Company. Kahn seeks damages allegedly suffered by the Company as a result of these transactions and seeks the reformation of certain transactions. All defendants have filed a motion to dismiss this action on the grounds that the complaint fails to allege that the plaintiff was a shareholder at the time of the transactions of which he complains. The ultimate outcome of this suit is unclear at this time.

         On October 5, 1993, Sparky, Inc., d.b.a. Don Cook's Cellular ("Don Cook's Cellular"), Air Mobile Communications, Inc., Red Monkey Communications, and Vincent's Communications, Inc. filed a suit against Contel Cellular of California, Inc., Fresno MSA Limited Partnership, GTE California Corporation and GTE Mobilnet, Inc. Portions of the original complaint were dismissed with leave to amend. An amended complaint was filed on February 25, 1994. Don Cook's Cellular was an agent of the Fresno MSA Limited Partnership until its contract expired in February 1993. Each of the other plaintiffs was a subagent of Don Cook's Cellular. The suit alleges breach of contract, fraud and deceit through affirmative misrepresentations, fraud and deceit through concealment of material facts, breach of implied covenant of good faith and fair dealing, discrimination, price fixing, bad faith refusal to consent to assignment, misappropriation of confidential business information and certain statutory claims relating to the California Unfair Practices Act. The plaintiffs' are seeking $5.5 million in damages. The Company believes each defendant has meritorious defenses to the claims asserted against them and intends to defend this suit vigorously. The ultimate outcome of this suit is unclear at this time.

         On December 22, 1993, Arthur Garabedian d.b.a. Western Mobile Telephone Company brought an action on behalf of himself and on behalf of all persons or entities who have subscribed to cellular radio service in the Los Angeles Standard Metropolitan Statistical Area against LASMSA Limited Partnership, Pacific Telesis Group, Pactel Cellular, Pactel Corporation, GTE Mobilnet, Inc., Contel Cellular Inc. and U.S. Cellular Corporation. The complaint alleges retail and wholesale price fixing of cellular radio service. The plaintiff is seeking in excess of $100 million in damages. The Company believes it has meritorious defenses to the claims asserted against it. The ultimate outcome of this suit is unclear at the time.

         The Company is subject to legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such matters, in addition to the suits mentioned above, will not have a material effect on the consolidated financial position or the results of operations of the Company.

LINE OF CREDIT

Refer to Note 10 for additional information regarding the Company's line of credit arrangements with GTE.

9.  LONG-TERM OBLIGATIONS

Other long-term obligations are as follows:

          (Thousands)
          December 31,                                                                       1993        1992
          -----------------------------------------------------------------------------------------------------
          9% Promissory Notes due January 1999                                              $  6,512    $  ---
          8% Promissory Notes payable in annual installments from 1994 to 1996                16,000     22,000
          Industrial Development Revenue Bonds:
            Due 2004, interest rate of 3.9% at December 31, 1993                               8,400      8,400
            Due 2005, interest rate of 3.9% at December 31, 1993                               2,000      2,000
            Due 2006, interest rate of 4.3% at December 31, 1993                               3,880      3,880
                                                                                            -------------------
                                                                                            $ 36,792    $36,280
                                                                                            ===================

    On December 28, 1993, the Company issued long-term promissory notes in the amount of $6.5 million at a fixed interest rate of 9% in connection with the acquisition of 100% interest in Tennessee RSA 9. Accrued interest on the outstanding principal amount of this note shall be paid quarterly on the first day of January, April, July and October of each year.

    In July 1991, the Company issued $28.0 million of 8% long-term promissory notes in connection with the acquisition of 100% interests in Tennessee RSAs 5 and 7. The notes are guaranteed by GTE and include various covenants, none of which are expected to restrict future operations. Aggregate annual repayments of this debt are $6.0 million for each year through 1995 and $10.0 million for 1996.

         The Industrial Development Revenue Bonds are floating/fixed-rate bonds secured by irrevocable letters of credit issued by the Bank of Nova Scotia which expire on August 1, 1995, unless otherwise extended. The letters of credit carry a commitment fee of 1/2 of 1% per annum. The Company may, upon written notice to the bond trustee, convert the interest rate to a fixed market rate. Until converted to a fixed rate, the bonds bear interest, payable quarterly, at a rate equal to a variable percentage (ranging from 65% to 71% at December 31, 1993) of the Trust Company Bank of Atlanta's prime interest rate. Refer to Note 10 for additional information regarding the notes payable to affiliate.

10.  RELATED PARTY TRANSACTIONS

GENERAL SERVICES

Prior to the merger of GTE and Contel, the Company operated under a general services agreement with Contel. Subsequent to the merger, a new management structure was put in place. The Company's field operations, properties and corporate officers continue to remain separate from those of GTE Mobilnet, Inc. ("Mobilnet"), GTE's wholly owned cellular subsidiary. GTE Mobile Communications Service Corporation ("GTEMC") consolidated many of the staff and support functions previously performed separately by the Company and Mobilnet. On May 1, 1991, the Company entered into an interim services agreement with GTEMC whereby support for major functions such as accounting, information management, human resources, legal, marketing and technology planning were provided to the Company. These services include many of the services formerly provided by Contel. During 1991, costs for these services were allocated from GTEMC to the Company under an interim cost allocation methodology. Effective January 1992, a new methodology to allocate costs to the Company was implemented. Under this new methodology the costs allocated to the Company did not differ significantly from the interim methodology in 1991.

         A new management structure was implemented in January 1993, under which the GTEMC headquarters structure was functionally eliminated. Certain functions previously provided by GTEMC, such as marketing and engineering, are now provided directly by the Company, or by GTE Personal Communication Services ("GTE PCS"), a division of GTE. During 1993, costs for these services were allocated from GTE PCS to the Company. The costs incurred under the 1993 structure do not differ significantly from the costs allocated to the Company under the 1992 methodology.

         Amounts expensed by the Company for these services were approximately $45 million, $44 million and $22 million for the years 1993, 1992 and 1991, respectively. The increase in 1992 was primarily due to the provision of services by GTEMC for 12 months in 1992 and 8 months in 1991. In management's opinion, the cost allocation methodology for all periods is reasonable.

         In connection with the merger, the Company recorded merger integration costs of $11.7 million in 1991. These costs represented both direct and allocated one-time expenses associated with the centralization of services and the realignment of operations.

CASH MANAGEMENT AND FINANCING

Through December 31, 1991, the Company participated in Contel's internal banking system known as the Central Depository Account ("CDA") system. On January 1, 1992, the CDA system was replaced by cash management services provided by GTE.

         Prior to the merger, Contel also provided the Company with a line of credit through the Centralized Borrowing Pool (the "CBP") of Contel Capital. Effective March 15, 1991, GTE made available to Contel Capital funds sufficient to allow Contel Capital to repay the external borrowings that funded the CBP. However, this change in funding affected Contel Capital only and did not change any of the terms or provisions of the Company's note to Contel Capital. In December 1991, the note payable to Contel Capital became payable to GTE. The note payable is due on demand and the line of credit may be renegotiated at any time based on the Company's working capital and construction requirements. Based on the expressed intent and ability of GTE to make funds available to the Company on a long-term basis, the accompanying consolidated balance sheets reflect the Notes payable-affiliates as long-term obligations. As of December 31, 1993, outstanding borrowings from GTE under this line of credit were $351.7 million. The interest rate on the borrowings was 6.75% on December 31, 1993. This rate represents the Prime Rate at December 31, 1993, as quoted in the Wall Street Journal, plus a .75% per annum fee on the outstanding balance. Prior to January 1993, the rate was calculated based on GTE's cost of borrowing the funds, plus 1.5% per annum. Interest expense, which is payable monthly in arrears, was $19.4 million, $23.5 million and $28.9 million for the years 1993, 1992 and 1991, respectively.

         Contel Capital also provided $1.3 billion from a syndicate of banks to fund the acquisition of the Southeast Properties. On April 5, 1991, Contel Capital prepaid the interim loan with funds made available from GTE and its subsidiaries. Upon completion of this refinancing, the Company's $1.3 billion loan from Contel Capital was replaced with a combination of fixed- and variable-rate intercompany notes as follows: (i) $700 million at 10.47% payable to GTE, due March 1, 1998; (ii) $150 million at 9.22% payable to GTE Finance Corporation, a wholly owned subsidiary of GTE, due February 25, 1993; and (iii) $450 million due to GTE under the same terms and provisions as borrowings under GTE's line of credit facility. Included in the interest rates above was an additional 1.5% per annum, which the Company agreed to pay GTE and GTE Finance Corporation, for GTE's agreement to become obligated under these financings.

         On September 25, 1992, the Company refinanced $300 million variable-rate debt with two $150 million fixed-rate notes, at 8.97% and 8.38% payable to GTE Finance Corporation, due on September 27, 1999 and September 25, 1997, respectively. Additionally, on December 31, 1992, the Company refinanced the variable-rate $450 million note mentioned in (iii) above with two $200 million notes, at 8.08% and 8.56% payable to GTE, due on December 31, 1995 and December 31, 1996, respectively. The remaining $50 million is included in the intercompany variable-rate debt.

         On February 25, 1993, the Company refinanced the $150 million fixed-rate note mentioned in (ii) above with a $150 million note bearing interest at 7.71% payable to GTE Finance Corporation, due on February 25, 1997. Effective June 1992, upon conversion of the short-term, floating-rate debt to long-term, fixed-rate debt, the Company is charged the comparable Treasury Rate plus 3.0% per annum. This rate closely approximates rates that would be charged by non-affiliated commercial lenders to corporations of similar credit quality for fixed-rate debt. Interest expense under these financings is payable to GTE semi-annually and amounted to $145.4 million, $121.0 million, $128.3 million in 1993, 1992 and 1991, respectively. The effective interest rate under these borrowings was approximately 9.4% at December 31, 1993.

PURCHASES

The Company purchased cellular telephone equipment and accessories during 1993 from GTE PCS, and during 1992 and 1991 from GTEMC, totaling $45.7 million, $29.6 million, and $20.8 million, respectively, which approximates cost.

TRANSFER OF INTERESTS IN RSA MARKETS

During 1988 and 1989, the Company participated in the FCC's license award process to provide cellular service in 428 RSAs throughout the country. At that time, the Company and Contel entered into an agreement whereby other subsidiaries of Contel were given the right to control or hold interests in RSA markets where the Company chose not to participate. In 1990, Contel decided to maintain all cellular interests within one company. Accordingly, in the third quarter of 1990, Contel transferred, at book value, its interests in 49 RSAs to the Company. None of the RSAs were operational. The Company agreed that if any of these RSA interests were sold within a three-year period expiring August 1, 1993, the Company would remit the proceeds of such sales, net of the Company's investment, to Contel. Accordingly, no gain or loss would be recognized by the Company in connection with the sale of any such interest.
The Company did not sell any interests in the transferred RSA markets from January 1, 1993 to August 1, 1993. In 1992, the Company sold interests in two such RSA markets and remitted to Contel $2.5 million in net proceeds in 1993. During 1991, the Company sold interests in 12 of the transferred RSA markets and remitted to Contel $15.9 million in net proceeds.

ACCOUNTS PAYABLE - AFFILIATES

In addition to the affiliated financing agreements disclosed above, the Company has affiliated accounts payable of $23.6 million for accrued income taxes at December 31, 1993, and $13.8 million for accrued income taxes and $0.4 million for accounts payable to a general partner at December 31, 1992.

11.     COMMON STOCK

The Company's Class A and Class B Common Stock are identical in all respects except for the following: 1) The Class A common stockholders are entitled to one vote per share and the Class B common stockholders are entitled to five votes per share; 2) the holders of each class of stock will be entitled to receive stock dividends only of the same class of stock; and, 3) shares of Class B Common Stock are convertible into Class A Common Stock at the option of the holder at any time.

        Both classes of the common stock have non-cumulative voting rights. Dividends may be declared and paid to one class only if an equal per share dividend is declared and paid to the other class. Both classes share equally on a pro rata basis in the event of liquidation or dissolution. GTE, through Contel, owns all shares of Class B Common Stock, or 90% of the total number of shares outstanding and approximately 98% of the combined voting power of both classes of stock.

        The Company also has 3 million authorized shares of preferred stock (the "Preferred Stock") which may be issued in one or more series at the discretion of the Board of Directors. The Board of Directors is authorized to determine the terms, rights, privileges, preferences and restrictions of any unissued series of Preferred Stock prior to issuance. The Company presently has no plans to issue any shares of Preferred Stock.

12.     STOCK OPTIONS AND RESTRICTED STOCK UNITS

In accordance with the 1987 Key Employee Stock Plan (the "Stock Plan"), the Company may grant stock options, stock appreciation rights and restricted stock units related to Class A Common Stock to key employees. The maximum number of shares of Class A Common Stock reserved for issuance under the Stock Plan is 1,000,000 of which 920,650 shares were available for future grants as of December 31, 1993.

        The following schedule summarizes stock option transactions under the Stock Plan:

                                                                Number of        Option Price
                                                                  Shares           Per Share
                                                                  ------           ---------
                    Outstanding at January 1, 1991                 237,500       $15.31-22.25
                      (22,333 exercisable)
                      Granted                                      100,000           22.81
                      Exercised                                    (11,000)          15.31
                      Forfeited                                   (228,800)       15.31-22.81
                                                                 ---------
                    Outstanding at December 31, 1991                97,700        15.31-22.81
                      (20,465 exercisable)
                      Granted                                        8,250           17.25
                      Exercised                                     (8,000)          15.31
                      Forfeited                                     (5,100)       15.31-22.81
                                                                 ---------
                    Outstanding at December 31, 1992                92,850        15.31-22.81
                      (53,700 exercisable)
                      Granted                                       11,400        14.74-15.25
                      Exercised                                     (1,000)          15.31
                      Forfeited                                    (23,900)       15.31-22.81
                                                                 ---------
                    Outstanding at December 31, 1993                79,350
                                                                 =========

        Of the 79,350 stock options outstanding at December 31, 1993, 56,550 were exercisable. Included in the total number of options outstanding at December 31, 1993 are 26,650 shares which include 2/3 tandem stock appreciation rights. Stock appreciation rights provide the right to surrender all or a portion of a stock option for cash or additional shares of stock equal to the excess of fair market value on the date of exercise over the option price. The 2/3 tandem provision requires that for every two shares of stock surrendered for the appreciation right attached, one share of stock be purchased at the option price.

13.     QUARTERLY INFORMATION (UNAUDITED)

 (Thousands, Except Per Share Data)
 1993 Quarters                                    Fourth           Third         Second           First
- - ---------------------------------------------------------------------------------------------------------
 Revenues and Sales                            $  108,752       $  98,176     $  89,390         $  77,696
 Operating Loss                                   (15,769)         (1,018)       (1,966)           (9,552)
 Loss from Consolidated
    Operations                                    (51,758)        (43,459)      (40,524)          (52,270)
 Equity in Earnings of
    Unconsolidated Partnerships                     9,487          12,236        11,153             4,475
 Gains on Sales of
    Partnership Interests                          39,697           8,326          ---               ---
 Net Loss Before
    Cumulative Effect of Change
    in Accounting Principle                        (4,536)        (17,061)      (19,834)          (33,487)
 Cumulative Effect of Change
    in Accounting Principle                          (241)          ---           ---               ---
 Net Loss                                          (4,777)        (17,061)      (19,834)          (33,487)
 Net Loss Per Share                                 (0.05)          (0.17)        (0.20)           (0 .33)

 Common Stock Market Price:
    High                                           $22.00          $18.75        $16.25            $18.63
    Low                                             15.00           15.50         13.50             13.25
    Close                                           16.38           17.00         15.50             14.75


 (Thousands, Except Per Share Data)
 1992 Quarters                                 Fourth          Third         Second          First
 ---------------------------------------------------------------------------------------------------
   Revenues and Sales                       $    79,707     $   74,248     $   70,638     $   62,406
   Operating Loss                               (19,572)        (8,293)       (10,814)       (11,434)
   Loss from Consolidated
      Operations                                (58,567)       (43,389)       (48,002)       (46,389)
   Equity in Earnings of
      Unconsolidated Partnerships                10,944          7,207          6,119          4,757
   Gains on Sales of
      Partnership Interests                      60,806          ---            ---             ---
   Income/(Loss) Before
      Cumulative Effect of Change
      in Accounting Principles                    9,893        (25,554)       (29,146)       (28,254)
   Cumulative Effect of Change
      in Accounting Principles                     ---           ---            ---           (2,080)
 Net Income/(Loss)                                9,893        (25,554)       (29,146)       (30,334)
 Net Income/(Loss) Per Share                       0.10          (0.26)        ( 0.29)         (0.30)

 Common Stock Market Price:
    High                                         $19.00         $16.50         $18.50         $23.25
    Low                                           13.25          13.50          13.00          17.25
    Close                                         17.75          14.75          13.50          17.25

14.     SUBSEQUENT EVENTS

On October 12, 1994, a partnership in which the Company holds an 11.3% limited interest, was served a complaint on behalf of users of cellular service in the San Francisco, California area. The complaint alleges that the California Partnership has violated the California Business Profession Code by taking various actions to restrain trade, prevent competition and fix prices. The plaintiff seeks unspecified treble damages. The ultimate outcome of this suit as well as the Company's potential financial liability is uncertain at this time. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements.

In addition to the two agent lawsuits discussed in Note 4, the Los Angeles SMSA Limited Partnership (the "L.A. Partnership") has been directly and indirectly (through the general partner's affiliation with Airtouch Communications) named in two complaints served by agents. The Company is a limited partner and owns an 11.2% interest in the L.A. Partnership. The complaints allege violations of certain provisions of the California Business and Profession Code. In addition, three complaints have been filed by subscribers on behalf of all cellular subscribers in the Los Angeles, California area alleging that the L.A. Partnership engaged in a conspiracy to fix the price of cellular service.
These three complaints are similar to the Garabedian lawsuit discussed in Note
8. The ultimate outcome of these suits as well as the Company's potential financial liability is uncertain at this time. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements.

CONTEL CELLULAR INC.
INTERESTS IN MSAS AND RSAS (1)
(IN THOUSANDS)
(UNAUDITED)


                          COMPANY       1993         COMPANY                                   COMPANY       1993         COMPANY
                   MSA   PERCENTAGE   ESTIMATED     POPULATION                          MSA   PERCENTAGE   ESTIMATED     POPULATION
MARKET             RANK  OWNERSHIP   POPULATION(2)  EQUIVALENTS    MARKET               RANK  OWNERSHIP   POPULATION(2)  EQUIVALENTS
- - ---------------------------------------------------------------    -----------------------------------------------------------------
CONTROLLED                                                         NON-CONTROLLED
MSA INTERESTS                                                      MSA INTERESTS
Memphis, TN          36   100.00%      1,012.0       1,012.0       Los Angeles, CA         2    11.20%      14,588.1       1,633.9
Louisville, KY       37   100.00%        920.3         920.3       San Francisco, CA       7    11.25%       3,797.0         427.3
Birmingham, AL       41   100.00%        892.2         892.2       Washington, D.C.        8    35.27%       3,761.2       1,326.6
Norfolk, VA          43    95.01%      1,002.7         952.7       Houston, TX            10     4.40%       3,811.9         167.7
Nashville, TN        46   100.00%      1,028.8       1,028.8       Minneapolis, MN        15    30.00%       2,543.8         763.1
Richmond, VA         59    95.01%        777.9         739.1       San Jose, CA           27    11.25%       1,535.8         172.8
Fresno, CA           74    92.00%        720.3         662.7       San Antonio, TX        33    30.00%       1,359.7         407.9
Knoxville, TN        79    94.12%        530.7         499.5       Sacramento, CA         35     0.98%       1,474.1          14.4
El Paso, TX          81   100.00%        637.3         637.3       Jacksonville, FL       51    14.24%         987.9         140.7
Mobile, AL           83   100.00%        500.5         500.5       Greenville, SC         67    10.83%         665.3          72.1
Johnson City, TN     85   100.00%        448.2         448.2       Oxnard, CA             73    11.20%         693.4          77.6
Chattanooga, TN      88   100.00%        443.4         443.4       Austin, TX             75     3.00%         850.2          25.5
Bakersfield, CA      97    92.00%        602.3         554.1       Albuquerque, NM        86    49.00%         575.1         281.8
Davenport, IA        98   100.00%        359.9         359.9       Beaumont, TX          101     4.40%         377.2          16.6
Newport News, VA    104    95.01%        461.1         438.1       Stockton, CA          107     0.98%         513.9           5.0
Lexington, KY       116   100.00%        361.7         361.7       Vallejo, CA           111    11.25%         489.4          55.0
Evansville, IN      119    88.87%        316.1         280.9       Santa Rosa, CA        123    11.25%         408.7          46.0
Binghamton, NY      122    41.00%        307.4         126.0       Santa Barbara, CA     124    39.00%         379.2         147.9
Pensacola, FL       127   100.00%        367.5         367.5       Salinas, CA           126    11.25%         371.3          41.8
Rockford, IL        131    59.00%        296.9         175.2       Modesto, CA           142     0.98%         410.7           4.0
Manchester, NH      133    60.00%        336.3         201.8       Galveston, TX         170     4.40%         231.8          10.2
Visalia, CA         150    92.00%        339.9         312.7       Reno, NV              171     0.98%         276.8           2.7
Roanoke, VA         157    40.00%        235.1          94.0       Santa Cruz, CA        174    11.25%         230.6          25.9
Clarksville, TN     209   100.00%        171.2         171.2       Chico, CA             215     0.98%         194.1           1.9
Tuscaloosa, AL      222    80.36%        158.1         127.0       Anderson, SC          227    10.83%         147.4          16.0
Florence, AL        226    91.09%        135.9         123.8       Redding, CA           254     0.98%         165.0           1.6
Petersburg, VA      235    95.01%        128.3         121.9       Yuba City, CA         274     0.98%         132.8           1.3
Burlington, VT      248   100.00%        139.9         139.9                                                ----------------------
Anniston, AL        249   100.00%        115.6         115.6       TOTAL NON-                               40,972.4       5,887.3
Gadsden, AL         272    90.00%        100.4          90.4       CONTROLLED                               ======================
Elmira, NY          284   100.00%         95.1          95.1
Las Cruces, NM      285   100.00%        148.3         148.3
Owensboro, KY       293    88.87%         88.9          79.0
                                      ----------------------                                                ----------------------
   TOTAL CONTROLLED                   14,180.2      13,220.8         TOTAL MSAS                             55,152.6      19,108.1
                                      ======================                                                ======================

(1) Reflects interests in MSAs and RSAs as of December 31, 1993. Refer to Part I of the Company's Form 10-K, Management's Discussion and Analysis and
    Note 5 of the "Notes to Consolidated Financial Statement's for subsequent transactions and further information regarding the Company's ownership interests in MSA and RSA systems.

(2) Population figures are reported by the 1993 Donnelly marketing population estimates for counties comprising FCC defined MSAs and RSAs.

CONTEL CELLULAR INC.
INTERESTS IN MSAS AND RSAS (1)
(IN THOUSANDS)
(UNAUDITED)


                     COMPANY       1993          COMPANY                                COMPANY         1993         COMPANY
                   PERCENTAGE    ESTIMATED      POPULATION                             PERCENTAGE     ESTIMATED     POPULATION
MARKET              OWNERSHIP   POPULATION(2)   EQUIVALENTS     MARKET                 OWNERSHIP    POPULATION (2)  EQUIVALENTS
- - -----------------------------------------------------------  ------------------------------------------------------------------
CONTROLLED                                                   NON-CONTROLLED
RSA INTERESTS                                                RSA INTERESTS
California 6         100.00%         28.5           28.5     New Mexico 1                44.44%          245.6         109.1
California 7         100.00%        124.2          124.2     Illinois 8                  41.13%          330.7         136.0
California 9         100.00%        139.2          139.2     Illinois 9                  41.13%          152.4          62.7
Kentucky 2           100.00%        126.5          126.5     Illinois 2                  40.00%          144.9          58.0
Kentucky 7           100.00%        163.0          163.0     California 5                39.00%          222.9          86.9
Kentucky 11          100.00%        168.6          168.6     South Dakota 5              33.33%           12.9           4.3
Tennessee 1          100.00%        293.4          293.4     California 3                27.73%          139.3          38.6
Tennessee 5          100.00%        329.5          329.5     Alabama 1                   25.00%          164.7          41.2
Tennessee 6          100.00%        153.0          153.0     South Dakota 6              14.29%           35.5           5.1
Tennessee 7          100.00%        242.7          242.7     California 1                16.67%          209.5          34.9
Tennessee 9          100.00%         64.0           64.0     Iowa 8                      16.67%           54.6           9.1
Virginia 7           100.00%         38.0           38.0     New Mexico 6 - II           12.50%          119.7          15.0
Virginia 8            95.01%         82.8           78.7     Illinois 3                  11.77%          203.7          24.0
Virginia 9            95.01%         84.8           80.6     Virginia 6                  10.00%          208.7          20.9
Virginia 11           95.01%        107.8          102.4     Iowa 1                       7.07%           61.6           4.3
Virginia 12           95.01%         32.4           30.8     Minnesota 1                  6.60%           50.6           3.3
California 12         92.00%        108.3           99.6     Minnesota 2                  6.60%           62.2           4.1
Illinois 1            91.50%        313.3          286.7     Minnesota 3                  6.60%           57.3           3.8
Vermont 1             83.27%        204.3          170.1     Minnesota 5                  6.60%          202.7          13.4
Vermont 2             83.27%        191.2          159.2     Minnesota 6                  6.60%          241.4          15.9
Virginia 5            77.00%         62.3           48.0     Iowa 14                      5.56%          108.4           6.0
Texas 10              75.00%         29.1           21.8     Virginia 10                  1.00%          225.5           2.3
New Mexico 6 - I      71.43%         59.8           42.8     Pennsylvania 3               0.10%           95.6           0.1
Oregon 5              66.67%        247.1          164.7     Pennsylvania 4               0.10%           96.7           0.1
Virginia 3            51.00%        181.2           92.4                                              ----------------------
Virginia 4            51.00%         64.7           33.0      TOTAL NON-CONTROLLED                     3,447.1         699.1
Tennessee 3           49.00%        323.1          158.3                                              ======================
                                  ----------------------
  TOTAL CONTROLLED                3,962.8        3,439.7
                                  ======================

MANAGED, NON-CONTROLLED
RSA INTERESTS
Kentucky 1            50.00%        184.8           92.4
New Mexico 3          50.00%         76.6           38.3
North Carolina 1      50.00%        174.1           87.0
New Mexico 5          43.00%         55.1           23.7
Iowa 4                38.10%        155.3           59.2
New Hampshire 2       36.59%        205.8           75.3
Indiana 7             35.00%        218.7           76.5
Indiana 8             35.00%        249.3           87.3
Indiana 9             35.00%        141.0           49.4
New York 2            25.00%        234.3           58.6
New York 3            22.50%        487.0          109.6
California 4          20.83%        333.3           69.4
Iowa 5                14.29%        108.1           15.4
                                  ----------------------                                              ----------------------
  TOTAL MANAGED                   2,623.4          842.1      TOTAL RSAS                              10,033.3       4,980.9
                                  ======================                                              ======================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors
and Stockholders of
Contel Cellular Inc.:

We have audited the consolidated balance sheets of CONTEL CELLULAR INC. (a Delaware corporation and majority-owned subsidiary of GTE Corporation) AND SUBSIDIARIES as of December 31, 1993 and 1992 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain unconsolidated partnerships as described in Note 4 to the financial statements. The investment in these partnerships is reflected in the accompanying balance sheets using the equity method of accounting and represented $82,140,000 and $62,543,000 (or 4% and 3% respectively) of total consolidated assets at December 31, 1993 and 1992, respectively. The equity in their earnings is included in the statements of operations and represented $28,024,000, $20,070,000, and $16,570,000 for the years ended December 31, 1993, 1992, and
1991, respectively. The summarized financial information contained in Note 4 to the consolidated financial statements includes financial information for the aforementioned partnerships. The financial statements of these unconsolidated partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these unconsolidated partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements (pages 33 - 57) referred to above present fairly, in all material respects, the financial position of Contel Cellular Inc. and subsidiaries as of December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

A report of other auditors referred to above indicates that the Los Angeles SMSA Limited Partnership is involved in litigation with several agents as discussed in Note 4 and Note 14 and with cellular subscribers as discussed in
Note 8 and Note 14, the outcome of which cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

As discussed in Note 14, the cellular partnership in San Francisco, California, of which the Company holds a non-controlling interest, is involved in litigation with a class of cellular subscribers, the outcome of which cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

As discussed in Note 3 to the financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions.


/s/ARTHUR ANDERSEN LLP
- - -----------------------------------------
ARTHUR ANDERSEN LLP




Atlanta, Georgia
March 25, 1994
(except with respect to the matters discussed in Note 14, as to which the date is January 25, 1995)

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1).  Financial Statements

        The following consolidated financial statements of Contel Cellular Inc. are included in Part II, Item 8:

                                                                                     Page Reference
                                                                                     --------------
Consolidated Statements of Operations -
         For the Years Ended December 31,
         1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33

Consolidated Statements of Cash Flows -
         For the Years Ended December 31,
         1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34

Consolidated Balance Sheets
         December 31, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . .      36-36

Consolidated Statements of Changes in
         Stockholders' Equity (Deficit) - For the Years
         Ended December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . . . . .      37

Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . .      38-57

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . .      58-59

         (a)(2).  Financial Statement Schedules:

Report of Independent Public Accountants on Schedules  . . . . . . . . . . . . . . .      *

For the Years Ended December 31, 1993, 1992 and 1991

         V       - Property and Equipment  . . . . . . . . . . . . . . . . . . . . .      *

         VI      - Accumulated Depreciation of Property
                   and Equipment   . . . . . . . . . . . . . . . . . . . . . . . . .      *

         VIII    - Valuation and Qualifying Accounts   . . . . . . . . . . . . . . .      *

         X       - Supplementary Income Statement Information  . . . . . . . . . . .      *

* These schedules were filed with Form 10-K for the fiscal year end December 31, 1993.

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the accompanying financial statements or notes thereto.

(a)(3).  Exhibits

Exhibit No.
- - -----------
3(a).    Restated Certificate of Incorporation, incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-17323).

3(b).    By-Laws, incorporated by reference from the Registration Statement on
                Form S-1 (Registration No. 33-17323).

4(a).    Promissory Note dated April 5, 1991, in the principal amount of
                $700,000,000, payable by Contel Cellular Inc. to GTE
                Corporation, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

4(b).    Promissory Note dated April 5, 1991, in the principal amount of
                $150,000,000, payable by Contel Cellular Inc. to GTE
                Finance Corporation, incorporated by reference from the Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1990.

4(c).    Promissory Note dated January 1, 1991, payable by Contel Cellular Inc.
                to GTE Corporation, incorporated by reference from the Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1991.

4(d).    Promissory Note dated September 25, 1992, in the principal amount of
                $150,000,000, payable by Contel Cellular Inc. to GTE Finance
                Corporation, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(e).    Promissory Note dated September 25, 1992, in the principal amount of
                $150,000,000, payable by Contel Cellular Inc. to GTE Finance
                Corporation, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(f).    Promissory Note dated December 31, 1992, in the principal amount of
                $200,000,000, payable by Contel Cellular Inc. to GTE
                Corporation, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(g).    Promissory Note dated December 31, 1992, in the principal amount of
                $200,000,000, payable by Contel Cellular Inc. to GTE
                Corporation, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(h).    Promissory Note dated February 25, 1993, in the principal amount of
                $150,000,000, payable by Contel Cellular Inc. to GTE Finance
                Corporation, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(a).   1987 Contel Cellular Inc. Key Employee Stock Plan, incorporated by reference from the Registration Statement on Form S-1
                (Registration No. 33-17323).  Amendment dated September 9, 1989, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

10(b).   Third Restated Competition Agreement between Contel Corporation, GTE
                Corporation and Contel Cellular Inc., dated as of March 14,
                1991, incorporated by reference from the Annual Report on Form
                10-K for the fiscal year ended December 31, 1990.

10(c).   Services Agreement between Contel Cellular Inc. and GTE Mobile
                Communications Service Corporation dated May 1, 1991,
                incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended Decmeber 31, 1991.  First Amendment to the Services Agreement dated as of September 5, 1991,
                incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.  Second Amendment to the Services Agreement dated as of January 1, 1992,
                incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.  Third Amendment to the Services Agreement dated March 11, 1993, filed with Form
                10-K for the fiscal year ended December 31, 1993.

10(d).   Trademark License Agreement between Contel Corporation and Contel
                Cellular Inc., dated as of August 29, 1984, incorporated by referenece from the Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10(e).   Agreement of Sublease between Contel Corporation and Contel Cellular
                Inc., dated as of April 1, 1988, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended
                December 31, 1988.

10(f).   GTE Corporation Executive Incentive Plan, as amended, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

Exhibit No.
- - -----------
10(g).   GTE Corporation Model Unit Incentive Plan incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended
                December 31, 1991.  Amendment to GTE Corporation Model Unit
                Incentive Plan, incorporated by reference from the Annual
                Report on Form 10-K for the fiscal year ended December 31, 1992.

10(h).   GTE Corporation Executive Retired Life Insurance Plan, as amended, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10(i).   GTE Corporation Supplemental Executive Retirement Plan, as amended, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.  Amendment dated
                December 30, 1993, filed with Form 10-K.

10(j).   GTE Mobile Communications Management Incentive Plan, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(k).   Purchase Agreement between Contel Cellular Inc. and NYNEX Mobile
                Communications Company dated as of December 3, 1993, filed with
                Form 10-K for the fiscal year ended December 31, 1993.

21.      Subsidiaries of the Registrant, filed with Form 10-K for the fiscal year ended December 31, 1993.

23(a).   Consent of  Arthur Andersen & Co., filed herewith.

23(b).   Consent of Ernst & Young, filed herewith.

23(c).   Consent of Coopers & Lybrand, filed herewith.

99(a).   Report of Independent Public Auditors - San Antonio SMSA Limited
                Partnership, filed with Form 10-K for the fiscal year ended
                December 31, 1993.

99(b).   Report of Independent Public Accountants - Los Angeles SMSA Limited
                Partnership, filed herewith.

99(c).   Report of Independent Public Accountants - Washington D.C. SMSA
                Limited Partnership, filed with Form 10-K for the fiscal year ended December 31, 1993.

  (b)    Report on Form 8-K:

         None


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CONTEL CELLULAR INC.
                                         --------------------
                                         (Registrant)

Date:  January 25, 1995              By:  /s/ Theodore J. Carrier
                                         -----------------------
                                         Theodore J. Carrier
                                         Treasurer and Chief Financial Officer