Form 10-K405
CONTEL CELLULAR INC
filed 1995-03-31
CIK 822419

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                      OR
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM                 TO
                                           ---------------     ---------------

                        COMMISSION FILE NUMBER 0-16714

                              CONTEL CELLULAR INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     58-1413513
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                    Identification Number)

245 PERIMETER CENTER PARKWAY, ATLANTA, GEORGIA                     30346
   (Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:  (404) 804-3400

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                       CLASS A COMMON STOCK, $1 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X         NO
                                               ----           ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             ----
     The aggregate market value of the Class A Common Stock, the only class of voting stock for which there is a market, held by non-affiliates of the registrant as of March 13, 1995 is $251,926,468.

     As of March 13, 1995 there were 9,970,953 shares of Class A Common Stock outstanding and 90,000,000 shares of Class B Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Contel Cellular Inc. (the "Company"), through its subsidiaries and through partnerships, provides or participates in the provision of cellular telephone service in various metropolitan statistical areas ("MSAs") and rural service areas ("RSAs") throughout the United States. As of March 13, 1995, the Company had interests in cellular telephone systems in the United States representing approximately 23.9 million "POPs". ("POPs" refer to the population of a market area multiplied by the Company's percentage ownership in the cellular system serving that market).

     The Company was incorporated in Delaware on September 24, 1980, but did not commence operations as a cellular communications provider until February 1984. The Company is a ninety percent (90%) owned, indirect subsidiary of GTE Corporation ("GTE"), the fourth-largest publicly held telecommunications company in the world.

     In addition to the Company, GTE has a wholly-owned subsidiary, GTE Mobilnet Incorporated ("GTE Mobilnet"), which provides cellular service throughout the United States. The management, operations and properties of the Company and GTE Mobilnet remain independent and separate. Shareholders of the Company do not have an interest in the properties owned by GTE Mobilnet.

     The Company's corporate headquarters is located at 245 Perimeter Center Parkway, Atlanta, Georgia 30346, and its phone number is (404) 804-3400.

     On December 27, 1994, the board of directors of the Company (the "Board of Directors") approved an Agreement and Plan of Merger (as amended, the "Merger Agreement") pursuant to which Contel Cellular Acquisition Corporation, a Delaware corporation ("CCI Acquisition") and an indirect wholly owned subsidiary of GTE, will be merged into and with the Company (the "Merger"). In the Merger,
(i) each outstanding share of the Class A Common Stock of the Company, par value $1.00 per share (each a "Class A Share") (other than Class A Shares as to which appraisal rights have been properly exercised under the Delaware General Corporation Law), will be converted into the right to receive $25.50 in cash, without interest, subject to back-up withholding taxes (the "Merger Consideration"), (ii) each Class A Share held by the Company and each outstanding share of the common stock of CCI Acquisition will be cancelled, and no payment will be made with respect thereto and (iii) each outstanding share of the Class B Common Stock of the Company, par value $1.00 per share (each a "Class B Share"), will continue to be outstanding.

     The Company anticipates that the Merger will be completed on or about April 28, 1995. As a result of the Merger, there will cease to be any public market for the Class A Shares, and after the filing of a certificate of merger with the Secretary of State of the state of Delaware ("Effective Time"), the Class A Shares will cease to be quoted on the Nasdaq National Market. When the Merger occurs, the Company, who will be the corporation that survives the Merger (the "Surviving Corporation") is expected to file with the Securities Exchange Commission (the "Commission") a Certification and Notice of Termination of Registration of the Class A Shares under the Securities Exchange Act of 1934 (the "Certification"). Upon filing of the Certification, the Surviving Corporation will no longer be required to file reports and other information under the Securities Exchange Act of 1934 (the "Exchange Act"). Once the Certification has been filed, the Exchange Act (including the proxy solicitation provisions of Section 14(a), the periodic reporting requirements of Section 13 and the short swing trading provisions of Section 16(b)) will no longer apply to the Surviving Corporation. Additionally, upon the termination of the registration of the Class A Shares, the shares will no longer constitute "margin securities" under the regulations of the Board of Governors of the Federal Reserve System.

     The Company's 23.9 million POPs include cellular systems which the Company controls or manages and cellular systems operated by partnerships in which the Company is not the controlling partner. As of March 13, 1995, approximately 19.5 million of the Company's 23.9 million POPs were located in 59 MSAs. The Company owned a controlling interest in and managed cellular systems servicing 32 of these 59 MSAs (representing approximately 69% of the Company's MSA POPs). The Company owned a non-controlling interest in cellular systems servicing the remaining 27 MSAs.

     The remaining 4.4 million of the Company's 23.9 million POPs were located in 52 RSAs. As of March 13, 1995, the Company owned controlling interests in entities licensed to provide cellular service in 24 RSAs, owned non-controlling interests in and managed 10 RSA markets and held non-controlling interests in 18 RSAs. Most of the Company's RSA POPs are in areas adjacent to MSAs currently served by the Company.

CELLULAR INTERESTS

     The Company's controlled MSA interests, non-controlled MSA interests, controlled RSA interests, managed, non-controlled RSA interests and non-controlled RSA interests as of December 31, 1994 are set forth below.

                                                           COMPANY                            COMPANY
                                                          PERCENTAGE     1994 ESTIMATED     POPULATION
                  MARKET                     MSA RANK     OWNERSHIP      POPULATION(1)      EQUIVALENTS
-------------------------------------------  --------     ----------     --------------     -----------
CONTROLLED MSA INTERESTS
Memphis, TN................................      36         100.00%         1,030,496         1,030,496
Louisville, KY.............................      37         100.00%           931,413           931,413
Birmingham, AL.............................      41         100.00%           904,436           904,436
Norfolk, VA................................      43          95.01%         1,020,794           969,856
Nashville, TN..............................      46         100.00%         1,051,872         1,051,872
Richmond, VA...............................      59          95.01%           797,942           758,125
Fresno, CA.................................      74          92.00%           735,494           676,654
Knoxville, TN..............................      79          94.12%           544,045           512,055
El Paso, TX................................      81         100.00%           652,655           652,655
Mobile, AL.................................      83         100.00%           510,599           510,599
Johnson City, TN...........................      85         100.00%           452,809           452,809
Chattanooga, TN............................      88         100.00%           451,120           451,120
Bakersfield, CA............................      97          92.00%           618,209           568,752
Davenport, IA..............................      98         100.00%           362,249           362,249
Newport News, VA...........................     104          95.01%           474,518           450,840
Huntsville, AL.............................     115         100.00%           393,160           393,160
Lexington, KY..............................     116         100.00%           367,623           367,623
Evansville, IN.............................     119          88.87%           318,396           282,959
Binghamton, NY.............................     122          41.00%           309,418           126,861
Pensacola, FL..............................     127         100.00%           374,969           374,969
Rockford, IL...............................     131          59.00%           301,026           177,605
Visalia, CA................................     150          92.00%           347,899           320,067
Roanoke, VA................................     157          40.00%           239,829            95,932
Clarksville, TN............................     209         100.00%           172,410           172,410
Tuscaloosa, AL.............................     222          80.40%           161,333           129,705
Florence, AL...............................     226          91.09%           138,073           125,771
Petersburg, VA.............................     235          95.01%           130,585           124,069
Anniston, AL...............................     249         100.00%           116,063           116,063
Gadsden, AL................................     272          90.00%           101,153            91,038
Elmira, NY.................................     284         100.00%            95,612            95,612
Las Cruces, NM.............................     285         100.00%           153,838           153,838
Owensboro, KY..............................     293          88.87%            89,993            79,977
                                                                         --------------     -----------
          32 TOTAL CONTROLLED MSAs..................................       14,350,031        13,511,590
                                                                          ===========         =========
NON-CONTROLLED MSA INTERESTS
Los Angeles, CA............................       2          11.20%        14,718,542         1,648,477
San Francisco, CA..........................       7          11.25%         3,832,050           431,106
Washington, DC.............................       8          35.27%         3,783,479         1,334,433
Houston, TX................................      10           4.40%         3,897,637           171,496
Minneapolis, MN............................      15          30.00%         2,569,391           770,817

                                                           COMPANY                            COMPANY
                                                          PERCENTAGE     1994 ESTIMATED     POPULATION
                  MARKET                     MSA RANK     OWNERSHIP      POPULATION(1)      EQUIVALENTS
-------------------------------------------  --------     ----------     --------------     -----------
San Jose, CA...............................      27          11.25%         1,541,573           173,427
San Antonio, TX............................      33          30.00%         1,382,982           414,895
Sacramento, CA.............................      35           0.98%         1,479,697            14,501
Jacksonville, FL...........................      51          14.24%         1,003,832           142,946
Greenville, SC.............................      67          10.83%           667,011            72,237
Oxnard, CA.................................      73          11.20%           697,369            78,105
Austin, TX.................................      75           3.00%           874,277            26,228
Albuquerque, NM............................      86          49.00%           590,335           289,264
Beaumont, TX...............................     101           4.40%           384,136            16,902
Stockton, CA...............................     107           0.98%           517,135             5,068
Vallejo, CA................................     111          11.25%           489,096            55,023
Santa Rosa, CA.............................     123          11.25%           411,058            46,244
Santa Barbara, CA..........................     124          39.00%           378,431           147,588
Salinas, CA................................     126          11.25%           372,027            41,853
Modesto, CA................................     142           0.98%           415,482             4,072
Galveston, TX..............................     170           4.40%           237,243            10,439
Reno, NV...................................     171           0.98%           279,735             2,741
Santa Cruz, CA.............................     174          11.25%           230,417            25,922
Chico, CA..................................     215           0.98%           197,623             1,937
Anderson, SC...............................     227          10.83%           146,845            15,903
Redding, CA................................     254           0.98%           167,321             1,640
Yuba City, CA..............................     274           0.98%           135,636             1,329
                                                                         --------------     -----------
          27 TOTAL NON-CONTROLLED MSAs..............................       41,400,360         5,944,593
                                                                          ===========         =========
          59 TOTAL MSAs.............................................       55,750,391        19,456,183
                                                                          ===========         =========

                                                          COMPANY                            COMPANY
                                                         PERCENTAGE     1994 ESTIMATED     POPULATION
                        MARKET                           OWNERSHIP      POPULATION(1)      EQUIVALENTS
-------------------------------------------------------  ----------     --------------     -----------
CONTROLLED RSA INTERESTS
Alabama 2..............................................    100.00%           127,611           127,611
California 6...........................................    100.00%            28,183            28,183
California 9...........................................    100.00%           140,612           140,612
Kentucky 2.............................................    100.00%           127,813           127,813
Kentucky 7.............................................    100.00%           166,424           166,424
Tennessee 1............................................    100.00%           297,449           297,449
Tennessee 2............................................    100.00%           159,071           159,071
Tennessee 3............................................    100.00%           329,746           329,746
Tennessee 5............................................    100.00%           336,480           336,480
Tennessee 6............................................    100.00%           156,906           156,906
Tennessee 7............................................    100.00%           248,005           248,005
Tennessee 9............................................    100.00%            67,581            67,581
Virginia 7.............................................    100.00%            38,853            38,853
Virginia 8.............................................     95.01%            84,513            80,296
Virginia 9.............................................     95.01%            87,028            82,685
Virginia 11............................................     95.01%           111,650           106,079
Virginia 12............................................     95.01%            33,536            31,863
California 12..........................................     92.00%           110,515           101,674

                                                          COMPANY                            COMPANY
                                                         PERCENTAGE     1994 ESTIMATED     POPULATION
                        MARKET                           OWNERSHIP      POPULATION(1)      EQUIVALENTS
-------------------------------------------------------  ----------     --------------     -----------
Illinois 1.............................................     91.50%           316,168           289,294
Virginia 5.............................................     77.00%            63,347            48,777
Texas 10...............................................     75.00%            29,489            22,117
New Mexico 6-I.........................................     71.43%            60,988            43,564
Virginia 3.............................................     51.00%           183,153            93,408
Virginia 4.............................................     51.00%            66,772            34,054
                                                                        --------------     -----------
          24 TOTAL CONTROLLED RSAs.................................        3,371,893         3,158,545
                                                                         ===========         =========
MANAGED, NON-CONTROLLED RSA INTERESTS
Kentucky 1.............................................     50.00%           187,079            93,540
New Mexico 3...........................................     50.00%            78,980            39,490
New Mexico 5...........................................     43.00%            56,850            24,446
Iowa 4.................................................     38.10%           155,924            59,407
Indiana 7..............................................     38.09%           220,819            84,119
Indiana 8..............................................     38.09%           252,283            96,105
Indiana 9..............................................     38.09%           142,859            54,421
New York 3.............................................     22.50%           492,406           110,791
California 4...........................................     20.83%           338,983            70,610
Iowa 5.................................................     14.29%           108,063            15,442
                                                                        --------------     -----------
          10 TOTAL MANAGED RSAs....................................        2,034,246           648,371
                                                                         ===========         =========

NON-CONTROLLED RSA INTERESTS
New Mexico 1...........................................     44.44%           251,919           111,953
Illinois 8.............................................     41.13%           331,629           136,399
Illinois 9.............................................     41.13%           152,791            62,843
Illinois 2.............................................     40.00%           145,844            58,338
California 5...........................................     39.00%           218,249            85,117
California 3...........................................     27.73%           143,187            39,706
California 1...........................................     16.67%           212,401            35,407
New Mexico 6-II........................................     12.50%           123,267            15,408
Illinois 3.............................................     11.77%           204,375            24,055
Virginia 6.............................................     10.00%           213,307            21,331
Minnesota 1............................................      6.60%            51,014             3,367
Minnesota 2............................................      6.60%            62,994             4,158
Minnesota 3............................................      6.60%            57,315             3,783
Minnesota 5............................................      6.60%           203,906            13,458
Minnesota 6............................................      6.60%           244,817            16,158
Virginia 10............................................      1.00%           231,404             2,314
Pennsylvania 3.........................................      0.10%            95,755                96
Pennsylvania 4.........................................      0.10%            97,172                97
                                                                        --------------     -----------
          18 TOTAL NON-CONTROLLED RSAs.............................        3,041,346           633,988
                                                                         ===========         =========
          52 TOTAL RSAs............................................        8,447,485         4,440,904
                                                                         ===========         =========
          111 TOTAL MSAs and RSAs..................................       64,197,876        23,897,087
                                                                         ===========         =========

---------------
(1) Population figures are derived from the 1994 Donnelly marketing population estimates for counties comprising MSAs and RSAs as defined by the Federal Communications Commission.

THE CELLULAR TELEPHONE INDUSTRY

     Background. In 1983, the Federal Communications Commission (the "FCC") issued the first license to provide cellular telephone service in the United States. Since that time, cellular telephone service has become available to all 305 MSAs and 428 RSAs and is available to most of the population of the United States.

     Cellular telephone service was developed as a response to the shortcomings of conventional mobile telephone systems. By providing high quality, high capacity communication to and from vehicle-mounted telephones ("mobiles") and hand-held radio telephones ("portables"), the cellular telephone industry has grown at a very rapid pace and, as of year-end 1994, exceeded 22 million subscribers. In 1994, the cellular telephone industry recorded an overall growth rate of approximately 37%.

     Technology. Cellular telephone service achieves its high quality and capacity capability by dividing the radio spectrum allocated to it by the FCC into smaller groups or "sets" of frequencies and re-using those frequencies many times in geographically distant parts of the network. Each set of frequencies is allocated to a specific geographic area called a "cell." Adjacent cells must use a different set of frequencies to avoid cell-to-cell frequency interference. Cells which are sufficiently distant from one another may use the same frequencies because the radio signals naturally decay over distance until they reach a low enough level that does not cause interference. Therefore, by use of frequency planning techniques, the radio spectrum allocated to a cellular provider can be re-used many times in various parts of the system to achieve high overall call capacities and very low call interference rates.

     The cells in a system are connected to a computer-controlled switch called a mobile telephone switching office ("MTSO"). The MTSO monitors all calls to all cell sites within the system and routes them to their intended destinations. Once a call request is received, it is directed to the cell site where the signal strength is greatest, and is then continuously monitored for quality signal strength. If the signal strength begins to decline as a vehicle travels through the radio coverage area of one cell, the MTSO recognizes the cell which is getting weaker in signal strength and which is the next cell in the path of the vehicle where signal strength is increasing. At the appropriate point in time, the MTSO instructs the new cell to take over the call and the original cell to release the call. This allows an in-process call to achieve a cell-to-cell handoff with no interruption in the conversation. The MTSO is capable of achieving this handoff as many times as necessary for each call.

     Today's cellular systems utilize digital switching equipment, digital connections between the switch and the cells, and analog radio frequency ("RF") technology between the cells and the mobile units. The analog RF technology is limited because a finite number of channels can be used at any one cell within a system without causing system problems. The capacity of the system can be increased in areas with heavy call traffic by either cell splitting or cell sectoring. Cell splitting involves constructing numerous cells to serve the coverage area of the original cell. If a large cell is split into four smaller cells, the total channels available within the original coverage area is increased up to four times. Cell sectoring is accomplished by replacing a cell's omni-directional antennas with either three or six directional antennas. This allows for different sets of channels to be used in each sector. The advantage of this method is that capacity can be increased in the cell without increasing system interference and that the same frequency sets can be reused at closer spacing.

     The cellular telephone industry is moving toward implementing digital RF technology in existing cellular systems. Two technologies are currently under consideration by major cellular providers -- Time Division Multiple Access ("TDMA") and Code Division Multiple Access ("CDMA"). Either technology will offer a considerable capacity increase over today's technology.

     Market Structure. Historically, FCC regulations provided that licenses would be granted to two cellular service providers in each MSA and RSA; a wireline licensee and a non-wireline licensee. Each of the two licensees has 25 MHz of radio spectrum allocated to it, and each further subdivides this spectrum into 415 two-way channels. Each license is granted for a period of ten years and is subject to renewal at the end of that period. FCC rules require all cellular system operators to provide, on a nondiscriminatory basis, cellular service to resellers who may purchase blocks of numbers at a wholesale rate and resell such service to the public.

     The FCC is in the process of auctioning additional licenses for the provision of personal communications services in the 1.8 GHz to 1.99 GHz frequency band. These auctions will not be completed until later this year and will result in new licensees in each of the Company's service areas. The first part of the auction was completed on March 13, 1995, and resulted in the purchase of 99 licenses by 18 entities. A GTE subsidiary, GTE Macro Communications Corporation, purchased four licenses (Atlanta, Seattle, Cincinnati and Denver).

THE COMPANY'S CELLULAR OPERATIONS

     General. The Company, or partnerships which the Company controls or manages, provides cellular service in 32 MSAs and 34 RSAs ("Company Controlled Systems" or "Company Controlled Markets"). Company Controlled Systems represent approximately 72% of the Company's total POPs. The information provided below with respect to the Company's cellular operations applies only to the Company Controlled Systems because these are the only systems whose operations the Company controls. The Company's non-controlled cellular interests are described below in "Non-Controlled Systems."

     The Company obtained the right to provide cellular service in the Company Controlled Markets either (i) as the result of the FCC's licensing process, or
(ii) through an acquisition program. Since the Company was an affiliate of a wireline telephone company, it had the right to apply for the wireline cellular license in any area served by its landline affiliate. As a result of this licensing process, the Company is the wireline licensee in 43 Company Controlled Markets (approximately 8.7 million POPs). As a result of its acquisition program, the Company is the non-wireline licensee in 23 Company Controlled Markets (approximately 8.6 million POPs).

     In acquiring and developing these cellular telephone systems, the Company has utilized a strategy of focusing on coastal and sun belt areas where the Company believes the demographics and business climate are favorable to the development of cellular systems. In addition, the Company has attempted to develop cellular systems in regional clusters of significant size.

     The cellular telephone systems originally licensed to the Company as part of the FCC licensing process for MSAs and RSAs are generally located in 5 geographic areas: Virginia, California, the Midwest, Texas/New Mexico, and the Gulf of Mexico. The cellular telephone systems acquired by the Company are located in Tennessee, Alabama and Kentucky.

     Acquisitions and Divestitures. To further its strategy of acquiring and developing large regional clusters in economically strong areas, the Company has developed and followed a program of selling certain properties which are not strategically located and purchasing certain other properties which are strategic. For a description of certain acquisitions and divestitures by the Company in 1994 see "ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Acquisitions and Dispositions of Interests in Cellular Systems." After such acquisitions and dispositions described above, the Company will provide or participate in the provision of cellular services in 56 MSA markets and 49 RSA markets with total combined POPs of approximately 23.3 million.

     Cellular Exchange Transaction. The Company, GTE Mobilnet Incorporated, GTE Mobilnet of Oregon Limited Partnership, GTE Mobilnet of Northwest Oregon Limited Partnership and GTE Mobile Communications Service Corporation (the "GTE Parties") have entered into an Asset Exchange Agreement dated February 3, 1995 (the "Asset Exchange Agreement") with US WEST NewVector Group, Inc. ("NewVector"). Pursuant to the Asset Exchange Agreement, the GTE Parties will exchange certain cellular assets currently owned by them for 100% of the assets, including the non-wireline cellular license, currently owned by NewVector in San Diego, California. The Company's assets included in the exchange are its 49% interest in the cellular assets, including the wireline cellular license, in Albuquerque, New Mexico, and its 30% interest in the cellular assets, including the wireline cellular license, in Minneapolis, Minnesota. The assets of the other GTE Parties consist of (i) 91.4% of the assets of the cellular system serving the MSAs of Portland and Salem, Oregon, (ii) 100% of the assets of the cellular system serving Oregon RSA 1, and (iii) either a 10% partnership interest in the partnership providing cellular service in Seattle, Bremerton and Tacoma, Washington or a 10% interest in the assets of that system. The Company will acquire a 28% interest, as a tenant-in-common, in the San Diego assets received from NewVector, and will operate the system pursuant to a management agreement with the other GTE Parties.

  Operations

     Partnerships. A substantial number of the Company's cellular systems in MSAs are owned by limited partnerships in which the Company is a general partner ("MSA Partnerships"). Most of these partnerships are governed by partnership agreements with similar terms, including, among other things, customary provisions concerning capital contributions, sharing of profits and losses, and dissolution and termination of the partnership. Most of these partnership agreements vest complete operational control of the partnership with the general partner. The general partner typically has the power to manage, supervise and conduct the affairs of the partnership, make all decisions appropriate in connection with the business purposes of the partnership, and incur obligations and execute agreements on behalf of the partnership. The general partner also may make decisions regarding the timing and amount of cash contributions and distributions, and the nature, timing and extent of construction, without the consent of the other partners. The Company owns more than fifty percent (50%) of almost all of the MSA Partnerships.

     A substantial number of the Company's cellular systems in RSAs are also owned by limited or general partnerships in which the Company is either the general or managing partner (the "RSA Partnerships"). These partnerships are governed by partnership agreements with varying terms and provisions. In many of these partnerships, the non-controlling partners have the right to vote on major issues such as the annual budget and system design. In addition, in certain of these partnerships, the partners have the right to build, under certain circumstances, independent cells in areas of the RSA not served by the partnership. Finally, in a few of these partnerships, the Company's management position is for a limited term (similar to a management contract) and the other partners in the partnership have the right to change managers, with or without cause. The Company owns less than fifty percent (50%) of many of the RSA Partnerships.

     The partnership agreements for both the MSA Partnerships and RSA Partnerships generally contain provisions granting all partners a right of first refusal in the event a partner desires to transfer a partnership interest. This restriction on transfer can make these partnership interests difficult to sell to a third party.

     Provision of Services by GTE Personal Communications Services. During 1993, the Company maintained a headquarters staff and two regional staffs which provided strategic as well as day-to-day operational support to the Company's operations in its 66 Company Controlled Markets. In 1994, the Company implemented a new organizational structure pursuant to which the two regional staffs were replaced with eight area staffs which are located in the Company's eight clusters of MSAs and RSAs. These eight areas are Virginia, Tennessee, Kentucky, Alabama, the Midwest, Texas/New Mexico, the Gulf of Mexico and California. The purpose of this reorganization was to move essential, customer impacting resources closer to the marketplace to enhance the Company's competitive advantage and position the Company for future growth.

     The Company also receives general and administrative as well as functional support from GTE Personal Communications Services ("GTE PCS"), a division of GTE. Pursuant to an agreement dated May 1, 1991, as amended, between GTE Mobile Communications Service Corporation ("GTEMC") and the Company (the "Services Agreement"), GTE PCS provides finance, accounting, tax, human resources, legal, regulatory and information management services to the Company. The Services Agreement provides that the Company is allocated a portion of GTE PCS expenses based on a two-step process. The first step is the designation of GTE PCS expenses as cellular or non-cellular. The second step is the allocation of cellular expenses between the Company and GTE Mobilnet (a GTE subsidiary also engaged in the cellular communications business) based on a cost-causative allocation methodology. Under this methodology, pools of costs are allocated to operating units based on one of several factors. The factors were developed and applied to cost categories in an effort to allocate the cost to areas in proportion to the use and benefit of the cost. Under this Services

Agreement, the Company was allocated approximately 34% of GTE PCS's cellular expenses for the twelve months ended December 31, 1994.

     Construction and Maintenance. The construction and maintenance of cellular systems is capital intensive. Although all of the Company's MSA and RSA systems were operational in 1994, the Company continually adds cells to increase coverage, provide additional capacity and improve the quality of these systems. In 1994, the Company completed construction of 153 new cells in Company Controlled Systems. In addition the Company completed a replacement program for most of its older technology cell site equipment. The newer technology equipment provides higher quality and increased flexibility in providing analog services, as well as positions a platform that supports deployment of future digital technologies. Total capital expenditures related to Company Controlled Systems were approximately $253 million in 1994 and are anticipated to be approximately $315 million in 1995.

  Marketing

     General. The Company markets its cellular telephone services through several distribution channels, including independent agents, its direct sales force and retail outlets. Agents are independent contractors who solicit customers on a commission basis exclusively for the Company. The Company's agents are diverse in size and type of business. Most are agents for the Company within a limited geographic area, while a few agents sell the Company's cellular service regionally or nationally. Some of the Company's agents sell cellular products and services exclusively, while others sell a variety of products (such as radio and electronics equipment). Finally, some of the Company's agents are small shops, while others are large retail stores. The Company's agents generally receive a commission payment for each cellular subscriber they add to the Company's systems.

     The Company's direct sales force is made up of sales people who are employees of the Company and are compensated on an incentive basis. These employees earn a portion of their compensation as a guaranteed salary and receive additional payments for each subscriber added. These employees are required to meet certain quotas set by the Company. Another distribution channel utilized by the Company is retail outlets, including kiosks and retail stores. The retail outlets are staffed by salaried employees, part-time employees and temporary employees who receive a base salary and incentive compensation for each unit sold. Finally, the Company is constantly attempting to develop new distribution channels, including telemarketing, co-promotions with various other industry leaders and door-to-door sales.

     National Industry Alliance. During the past several years, cellular providers have been forming industry alliances to market cellular service nationwide. Many cellular providers holding non-wireline licenses have become Cellular One(R) franchisees. Many cellular providers holding wireline licenses have joined a consortium to market under the brand name, MobiLink(R), a registered mark of B-Side Carriers L.P. Because the Company holds both wireline and non-wireline licenses, it participates in both of these alliances.

  Subscribers

     Total Number. The Company had 789,580 subscribers at December 31, 1994, an increase of 51.5% over its subscribers at December 31, 1993. The Company's subscribers at December 31, 1994 were distributed as follows: 33% in Tennessee, 21% in Virginia and 46% in all other markets combined.

     Cost of Acquisition. The sales and marketing costs of obtaining new subscribers are substantial. The Company not only has to pay for advertising, but also incurs a direct expense for most new subscribers, either in the form of a commission payment to an agent or a salary/incentive payment to a direct sales person. In addition, the Company periodically runs promotions which discount the cost of cellular telephone equipment, or provide some amount of initial access or airtime free to new subscribers. Each of these promotions results in costs to the Company. Although the Company has continued to lower the cost of acquisition per subscriber, it remains one of the Company's single largest expenses.

     Churn. A factor common throughout the cellular industry is that many subscribers either completely discontinue cellular service or switch from one cellular provider to another. In 1994, this monthly turnover or "churn" in the Company's subscribers averaged 2.7% of all subscribers per month.

     Subscriber Revenue. The Company charges its subscribers for access to its systems, for minutes of use and for enhanced services, such as voice mail and Mr. RescueSM. A subscriber may purchase each of these services separately for a set price or may purchase any number of rate plans which bundle these services in different ways. For example, a high usage subscriber may purchase a pre-determined number of minutes of use per month for a set fee rather than pay a fixed amount per minute. Similarly, a user who purchases cellular service for security reasons may choose a plan with a low monthly access fee but higher per minute usage fees. Rates charged by the Company and the number and type of rate plans vary from market to market.

     The average monthly revenue the Company receives per subscriber has been declining over the last several years. The Company believes that this industry trend is caused in part by an increase in the number of casual and security cellular users. The Company expects this trend to continue in 1995 and future years.

  Roaming

     Roamers. The Company also provides cellular service to cellular users who are customers of other carriers but who are visiting and wish to use their cellular phone in the Company's service area ("roamers"). When roamers enter the Company's service area and attempt to use their cellular phones, the Company, through participation in an industry clearinghouse, establishes the identity and validity of the roamer and provides cellular service. The Company then bills the roamer's home cellular carrier for the service. Likewise, subscribers of the Company use their cellular phones in areas outside the Company's service areas.

     Roaming Revenue. The charges applicable to roamers are determined by agreements between the Company and other carriers in the industry and vary among markets and carriers. Roaming revenue has increased over the last several years and for the year ending December 31, 1994 represented approximately 18.6% of the Company's total service revenues. This increase is a result of the higher number of cellular subscribers nationwide and the Company's larger service areas due to an increasing number of cell sites. The Company believes that roaming will become more frequent in future years due to advances in intelligent networking which will simplify roaming procedures and make roaming transparent to the roamer.

     Roamer Fraud. Roamer fraud remains a cellular industry problem. Roamer fraud occurs when cellular telephone equipment is programmed to conceal the true identity and location of the user. While the Company and the industry have implemented an extensive fraud control process, they have not been able to eliminate fraud altogether.

  Employees

     At December 31, 1994, the Company had 2,387 employees. Of these, 230 were employed in the Company's headquarters offices in Atlanta and the remaining 2,157 were employed throughout the Company's Controlled Markets.

NON-CONTROLLED SYSTEMS

     The Company participates as a non-controlling general or limited partner in 27 MSAs and 18 RSAs. These interests represent approximately 28% of the Company's total POPs and are typically limited partnership interests in partnerships providing cellular service to the larger MSAs, such as Los Angeles, San Francisco, Washington D.C., Minneapolis and Houston. The partnership agreements which govern these partnerships are similar to those described above in "-- The Company's Cellular Operations -- Operations -- Partnerships". Since these partnership agreements vest the power to manage, supervise and conduct the affairs of the partnership with someone other than the Company, there can be no assurance that decisions made by these partnerships would be the same as those made by the Company under similar circumstances.

INTERNATIONAL INTERESTS

     The Company owns a 10% interest in a corporation which provides cellular service in the Sonora and Sinaloa regions of Mexico. The Company currently receives services related to international ventures from GTE PCS.

COMPETITION

     The cellular telephone industry is part of the much broader telecommunications industry. Direct competition is in the form of the other cellular licensee in any given market. Competition between the two cellular licensees is principally on the basis of service quality, price and coverage area. In addition to the direct cellular competitor in each market, there will also be competition from newly emerging Enhanced Specialized Mobile Radio ("ESMR") operators who generally provide dispatch and other private radio systems. With new digital technology it may be possible for ESMR operators to provide services in the future that may be difficult to distinguish from traditional cellular service.

     In 1993, the FCC announced that it would license additional frequencies in the 1.8 GHz to 1.99 GHz frequency band to enable up to six additional wireless competitors to enter each market. These new licenses consist of two licenses in each of 51 large, often multi-state, geographical areas known as Major Trading Areas ("MTAs") and four licenses in each of 492 smaller geographical areas known as Basic Trading Areas ("BTAs"). Auctions for such licenses began in 1994 and will continue in 1995. The first part of the auction was completed on March 13, 1995, and resulted in the purchase of 99 licenses by 18 entities. A GTE subsidiary, GTE Macro Communications Corporation, purchased four licenses (Atlanta, Seattle, Cincinnati and Denver).

REGULATION

     General. The FCC regulates the licensing, construction, operation, sale and acquisition of cellular carriers as well as interconnection arrangements between cellular carriers. In addition, certain aspects of cellular system operation also may be subject to public utility regulation in the state in which service is provided. Changes in federal or state regulation of the Company's and its competitors' activities, such as increased rate regulation or deregulation of interconnection arrangements, could adversely affect the Company's results. A brief summary of federal and applicable state regulation of cellular service is set forth below.

     Federal Regulation. The FCC initially authorized cellular telephone service in 1981 by allocating 40 MHz of spectrum for two competing cellular systems in each market. A 20 MHz block of spectrum was given to each carrier. Due to cellular's rapid growth, the FCC allocated to each carrier an additional 5 MHz of spectrum in 1986.

     The initial cellular licenses granted by the FCC expire ten years from their date of issuance and are renewable upon application to, and approval by, the FCC. The FCC has established the criteria under which existing licensees may have their cellular licenses renewed. Basically, a comparative preference will be given to any current cellular licensee who can prove that it substantially used its spectrum for its intended purpose, complied with applicable FCC rules, and did not engage in substantial relevant misconduct. This preference will be the most important factor to be considered by the FCC during its hearing on each license renewal request in comparing the current licensee's application with any competing applications. Failure to comply with FCC rules can be raised as an issue during the license renewal proceedings and could result in termination of the license.

     The first of the Company's cellular licenses came up for renewal in October 1994. The Company filed renewal applications for its licenses in Mobile, Alabama, El Paso, Texas and Richmond and Norfork, Virginia in August 1994. No entity filed competing applications or oppositions to any of those renewal applications. The remainder of the Company's licenses will expire over the next several years, including two which expire in

1995, seven which expire in 1996 and eleven which expire in 1997. All of the licenses expiring between 1995 and 1997 are MSA licenses. The Company expects to file renewal applications for such licenses upon their expiration.

     The FCC is currently in the process of auctioning additional licenses in the 1.8 GHz to 1.99 GHz range for the provision of personal communications services. Existing cellular companies are eligible to bid at auction for new licenses. Existing cellular companies may bid for an MTA license where they have no current substantial cellular holdings and one BTA license in all BTA's, including areas where they are currently the cellular provider. The first part of the auction was completed on March 13, 1995, and resulted in the purchase of 99 licenses by 18 entities. A GTE subsidiary, GTE Macro Communications Corporation, purchased four licenses (Atlanta, Seattle, Cincinnati and Denver).

     In addition to regulating cellular service, the FCC also regulates point-to-point microwave facilities which are often utilized by cellular providers to link base stations to each other and to the MTSO. The Company holds certain microwave licenses for these purposes. Such licenses, which are issued for a ten year period, were all renewed by the Company in 1991 for an additional ten year period. The FCC has issued regulations pursuant to which a significant portion of the Company's microwave licenses may have to be relocated to a higher spectrum at the request of a party receiving a license to use such spectrum for a new technology. The regulations currently provide that incumbent microwave licensees will be reimbursed for expenses associated with this relocation by the new licensee.

     State Regulation. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of cellular technical standards and market structure. Under the Communications Act of 1934, as amended, however, certain aspects of the economic regulation of common carriers were reserved to the states. The states had exclusive jurisdiction with respect to charges, classifications, practices and service or facilities for or in connection with intrastate communications. Although many states have deregulated cellular service, some still require the filing of tariffs and operational reports pursuant to statutes governing public utilities.

     In August 1994, certain provisions of the Omnibus Budget Reconciliation Act of 1993 (the "Omnibus Act") became effective. These provisions prohibited the states from continuing to exercise jurisdiction over rates and entry into the wireless telecommunications business. The Omnibus Act did, however, provide that states could file a petition with the FCC to continue rate jurisdiction. Only two states in which the Company provides service, California and New York, filed to continue such regulation. All states may continue to regulate other aspects of cellular service not preempted by federal law, although it is unclear at this time the extent to which the other states will continue to do so.

ITEM 2. PROPERTIES

     In each of the cellular systems managed or controlled by the Company, the Company or its subsidiaries or partnerships own or lease the sites on which the MTSO and all cells are located. In addition, in most of its markets, the Company leases space for its sales and customer service operations, as well as numerous retail locations. The Company also leases office space for its corporate headquarters in Atlanta, Georgia and for its eight regional offices.

ITEM 3. LEGAL PROCEEDINGS

PROCEEDINGS INVOLVING THE COMPANY AS A NAMED PARTY

     On November 18, 1992, Alan R. Kahn, a shareholder of the Company ("Kahn"), filed a shareholder derivative action in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, Contel Corporation, GTE and each member of the Company's Board of Directors. The complaint alleges that the defendants breached their fiduciary duties to the Company by causing the Company to enter into four specified transactions that the plaintiff alleges were disadvantageous to the Company. These transactions were (i) the allocation of reorganization costs which resulted from the 1991 merger of GTE and Contel Corporation, (ii) the resignation of Paul Kozlowski from the Company in 1991 to become the head of GTE's combined cellular businesses, (iii) the tax sharing arrangement between the Company and GTE, and

(iv) the financing of the Company's debt obligations by GTE, which resulted in finance charges to the Company. The lawsuit was dismissed with prejudice on July 27, 1994.

     On October 5, 1993, Sparky, Inc., d/b/a Don Cook's Cellular ("Don Cooks"), Air Mobile Communications, Inc., Red Monkey Communications, and Vincent's Communications, Inc. filed suit in the Superior Court in the County of Fresno, California against Contel Cellular of California, Inc. ("Contel-California"), Fresno MSA Limited Partnership, GTE California Corporation and GTE Mobilnet. Don Cooks was an agent of the Fresno MSA Limited Partnership until its contract expired in February 1993. Each of the other plaintiffs was a subagent of Don Cooks. The suit alleges breach of contract, fraud and deceit through affirmative misrepresentations, fraud and deceit through concealment of material facts, breach of implied covenant of good faith and fair dealing, discrimination, price fixing, unfair, fraudulent and deceptive business practices and illegal restraint of trade, anti-trust and price fixing, bad faith refusal to consent to assignment, misappropriation of confidential business information and certain statutory claims relating to the California Unfair Practices Act. These causes of action are based on allegations that Contel-California (i) failed to provide separate accounting of fees and residuals earned by Don Cooks and each of the three subagents, (ii) failed to provide Don Cooks with leads and instead provided leads to other agents and its direct sales force, (iii) failed to provide adequate market support and training to its agents, (iv) refused to sell equipment to its agents at cost, (v) failed to pay a $100 bonus per activation which Don Cooks alleged was an oral commitment intended to last the length of the written contract, (vi) failed to treat information received from its agents as confidential, (vii) unfairly discriminated against Don Cooks by unreasonably insisting that Don Cooks' potential customers pay security deposits before obtaining service, (viii) competed directly with Don Cooks for potential subscribers, (ix) sold telephone equipment to subscribers below cost, (x) unlawfully tied the sale of equipment to the sale of cellular service, (xi) unreasonably refused to allow Don Cooks to assign its contract to another agent,
(xii) fraudulently concealed its alleged plan to reduce the involvement of agents in the sale of cellular service, (xiii) charged $31 as its basic rate, which was the same basic rate charged by the competitor, and (xiv) met with representatives of the competitor to fix prices at industry meetings and at meetings to discuss the sale of certain other cellular properties originally owned by the competitor and sold to the Company. The plaintiffs are seeking $5.5 million in damages.

     On November 24, 1993, Arthur Garabedian d/b/a Western Mobile Telephone Company brought an action in the Superior Court of the State of California for the County of Orange on behalf of himself and all persons or entities who have subscribed to cellular radio service in the Los Angeles Standard Metropolitan Statistical Area against Los Angeles SMSA Limited Partnership (the "LA Partnership"), Pacific Telesis Group, AirTouch Cellular (formerly Pactel Cellular) ("AirTouch"), AirTouch Communications Inc., GTE Mobilnet Incorporated, the Company and U.S. Cellular Corporation. The Company is an 11.2% limited partner in the LA Partnership. The complaint alleges retail and wholesale price fixing of cellular radio service. The plaintiff is seeking in excess of $100 million in damages. The ultimate outcome of this suit is unclear at this time because discovery has not been completed. In addition, it is unclear whether the Company will remain as a named party in this lawsuit or will be involved only because of its limited partnership interest in the LA Partnership.

     On September 8 and 9, 1994, four separate shareholders of the Company; Blimy Itkowitz, Airmont Plaza Associates, Paul Gambal and Arnel Gonzalez, filed lawsuits on behalf of all shareholders against the Company, the Company's directors and GTE alleging that the announced purchase price of $22.50 per Class A Share to be paid in connection with the proposed Merger was grossly inadequate. All four lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County. On December 23, 1994, a tentative settlement agreement was reached with plaintiffs in all four suits, subject to confirmatory discovery. The tentative settlement approves an increased price of $25.50 per Class A Share and the payment by GTE of $525,000 in plaintiffs' counsel fees and expenses. The confirmatory discovery was subsequently completed by plaintiffs' counsel and all documentation necessary to effect the settlement was approved by the parties to the lawsuits and their counsel. Such documentation is in the process of being submitted to the court. Following submission, a date will be set for a final hearing to approve the settlement.

PROCEEDINGS INVOLVING PARTNERSHIPS IN WHICH THE COMPANY IS A LIMITED PARTNER

     On October 7, 1993, AirTouch was served with an Orange County Superior Court complaint filed by Goldenwest Cellular Corporation, an agent of Los Angeles Cellular Telephone Company ("LACTC"), the non-wireline cellular carrier in Los Angeles, California. The complaint was filed against LACTC, the LA Partnership, AirTouch and The Good Guys!, a retail agent of LACTC. On February 15, 1994, AirTouch was served with an Orange County Superior Court complaint filed by Autophone, Inc., another agent of LACTC. This complaint was filed against LACTC, the LA Partnership and AirTouch. The Company is an 11.2% limited partner in the LA Partnership. The two cases were consolidated on April 5, 1994. The complaints contain causes of actions which set forth violations of California's Cartwright Act and Unfair Practices Act and involve allegations that the LA Partnership conspired with LACTC to increase the commissions paid to the "larger" agents so that those agents could use the larger commissions to reduce the price of cellular equipment below cost, thereby increasing their sales of cellular equipment and their sales of cellular service. The complaints also contain allegations that the LA Partnership and LACTC conspired to fix the rate at which cellular service is sold at both retail and wholesale. The damages for each cause of action are alleged to be $50,000 "or more to be shown according to proof at trial", and plaintiff is seeking to have these amounts trebled pursuant to statute.

     On May 5, 1994, Cellular Activators and numerous other agents of LACTC filed suit in the Superior Court of the State of California in and for the County of Orange against LACTC, the LA Partnership, AirTouch, AirTouch Communications Inc., and certain agents of LACTC. The Company is a limited partner and owns 11.2% of the LA Partnership. The complaint alleges numerous causes of actions, only one of which is against the LA Partnership. This cause of action is a conspiracy to fix prices for cellular service in violation of the California Business and Professions Code. Plaintiffs base this cause of action on their allegation that the rates charged by LACTC and the LA Partnership for cellular service are the same and have not changed over time. The plaintiffs are seeking damages in excess of $100,000 for each of the plaintiff agents.

     On July 18, 1994, AirTouch was served with a lawsuit filed by Intercell Communications, Inc., an agent for AirTouch in certain California markets. The lawsuit was filed in the Superior Court of the State of California for the County of San Diego on behalf of itself and all authorized agents of AirTouch in California. AirTouch is the general partner of the LA Partnership in which the Company is an 11.2% limited partner. The complaint alleges breach of contract, fraud and deceit and violations of the California Business and Professions Code and the Unfair Practices Act. The allegations involve selling cellular equipment below cost, tying the sale of below-cost cellular equipment to the purchase of cellular service, failing to provide adequate support to agents, increasing the direct sales channel and paying higher commissions to certain retail agents. The plaintiff is seeking damages in excess of $1.6 million per agent, plus statutory treble damages.

     On October 17, 1994, Richard Kagan and Monica Sifuentes filed a lawsuit in the United States District Court for the Central District of California against LACTC, the LA Partnership and AirTouch. The suit was filed on behalf of all persons or entities similarly situated who have subscribed to cellular service in the Los Angeles market at any time since March 1, 1987 and alleges that the defendants conspired to fix the rates of cellular service in the Los Angeles market. The complaint seeks unspecified damages. An order granting summary judgment against the named plaintiffs was entered in favor of the LA Partnership and AirTouch on March 20, 1995.

     On November 30, 1994, Eurus Cady filed a lawsuit in the Superior Court of the State of California in and for the County of Orange against LACTC, the LA Partnership and AirTouch. The suit was filed on behalf of all persons or entities similarly situated who have subscribed to cellular service provided by the LA Partnership since March 1, 1987 and alleges that the defendants conspired to fix the rates of cellular service in the Los Angeles market. The complaint seeks unspecified damages.

     On October 6, 1994, Barbara Curtice filed a lawsuit in the Superior Court of the State of California for the County of San Francisco against GTE Mobilnet and Bay Area Cellular Inc. GTE Mobilnet is the general partner of the GTE Mobilnet of California Limited Partnership in which the Company is an 11.3% limited partner. The suit was filed on behalf of cellular telephone users in San Francisco, Santa Rosa, Oakland and

San Jose MSAs and alleges that GTE Mobilnet and Bay Area Cellular Inc. fixed the price for cellular service in violation of the California Business and Professions Code. The complaint seeks unspecified damages.

     The Company's potential financial liability in connection with all of the lawsuits against partnerships in which the Company is a limited partner is uncertain at this time. Because the Company is involved only as a limited partner, it is not involved in the strategic analysis of these cases with litigation counsel and does not direct the litigation decisions made by these partnerships. In addition, it is unclear whether any portion of an adverse judgement could be passed to the Company, as a limited partner.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Company's Class A Shares are publicly traded in the over the counter market and quoted on the Nasdaq National Market under the symbol "CCXLA". There is no established trading market for the Class B Shares. As of March 13, 1995, the Company had 378 Class A Stockholders of record. The Class A common stockholders are entitled to one vote per share and the Class B common stockholder is entitled to 5 votes per share. Hence GTE, through Contel, controls approximately 97.8% of the aggregate voting power of the Company through its ownership of all 90 million outstanding Class B Shares. The Company has not paid any cash dividends on the Class A Shares or Class B Shares, and it is not anticipated that the Company will pay any cash dividends in the foreseeable future.

     The following table indicates the high and low sales prices for the Class A Shares during the designated periods:

                                                FIRST       SECOND       THIRD        FOURTH
                                               QUARTER      QUARTER      QUARTER     QUARTER
                                               -------      -------      ------      --------
        1994
        High..............................     $ 18.75      $ 17.25      $24.00      $  25.25
        Low...............................       14.00        13.00       16.00         23.50

        1993
        High..............................     $ 18.63      $ 16.25      $18.75      $  22.00
        Low...............................       13.25        13.50       15.50         15.00

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of December 31, 1990-1994 and for each of the years then ended have been derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 1994 and 1993, and for each of the years in the three-year period ended December 31, 1994, have been included in this Annual Report on Form 10-K on pages 24 to 45. This financial information should be read in conjunction with such financial statements and notes thereto.

                                                                            YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------
                                                        1994           1993           1992           1991           1990
                                                     ----------     ----------     ----------     ----------     ----------
                                                            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Revenues and sales.................................  $  562,955     $  374,014     $  286,999     $  235,107     $  167,178
Operating income (loss)(1).........................      41,011        (28,305)       (50,113)       (68,577)       (38,143)
Loss from consolidated operations..................    (143,332)      (188,011)      (196,347)      (223,726)      (158,865)
Equity in earnings of unconsolidated
  partnerships.....................................      62,792         37,351         29,027         15,687         19,069
Gains on sales of partnership interests............      96,607         48,023         60,806         18,387             --
Net income (loss) before cumulative effect of
  change in accounting principles..................       1,871        (74,918)       (73,061)      (118,900)      (102,794)
Cumulative effect of change in accounting
  principles(2)....................................          --           (241)        (2,080)            --             --
Net income (loss)..................................       1,871        (75,159)       (75,141)      (118,900)      (102,794)
Net income (loss) per share before cumulative
  effect of change in accounting principles........        0.02          (0.75)         (0.73)         (1.19)         (1.03)
Net income (loss) per share........................        0.02          (0.75)         (0.75)         (1.19)         (1.03)
Number of weighted average shares outstanding (in
  thousands).......................................      99,953         99,948         99,943         99,942         99,931
OTHER OPERATING DATA:
Capital expenditures...............................     255,174        130,042        183,504        107,792         70,841
Number of ending subscribers.......................     789,580        521,226        327,645        236,282        155,285

                                                                               AS OF DECEMBER 31,
                                                     ----------------------------------------------------------------------
                                                        1994           1993           1992           1991           1990
                                                     ----------     ----------     ----------     ----------     ----------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
Total assets.......................................  $2,346,466     $2,052,984     $1,930,469     $1,870,669     $1,665,395
Long-term obligations
  Notes payable -- affiliates......................   2,136,263      1,901,726      1,814,327      1,735,034      1,540,000
  Other............................................      30,792         36,792         36,280         42,280         14,280
Stockholders' equity (deficit).....................    (238,920)      (241,221)      (166,084)       (91,085)        27,525

---------------
(1) The operating loss in 1991 includes approximately $12 million of integration costs associated with the merger of Contel with a wholly owned subsidiary of GTE.

(2) In 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Contel Cellular Inc. (the "Company"), through its subsidiaries or through partnerships, provides cellular telephone services in various metropolitan statistical areas ("MSAs") and rural service areas ("RSAs") throughout the United States. As of March 13, 1995, the Company owned controlling interests in and managed cellular systems in 32 MSAs and owned non-controlling interests in cellular systems serving 27 other MSAs. In addition, the Company held controlling interests in cellular systems in 24 RSAs, held non-controlling interests in and managed cellular systems in 10 RSAs, and held non-controlling interests in cellular systems in 18 other RSAs and one cellular system in Mexico. All of the Company's systems were operational at March 13, 1995. Included in the consolidated statements of operations are all revenues and expenses of the MSA and RSA systems in which the Company holds a controlling interest. The Company's pro rata share of the net income or losses of the MSA and RSA systems in which the Company holds a non-controlling interest, regardless of whether the Company manages the system, is included in "Equity in earnings of unconsolidated partnerships" in the consolidated statements of operations.

BACKGROUND

     In March 1991, Contel Corporation ("Contel"), the Company's parent, merged with a subsidiary of GTE Corporation ("GTE") in a tax-free exchange. The Company is a 90% owned subsidiary of Contel, which became a wholly owned subsidiary of GTE. During 1991, many of the staff and support functions previously performed separately by the Company were consolidated under GTE Mobile Communications Service Corporation ("GTEMC") and allocated to the Company under an interim cost allocation methodology. In January 1992, a finalized cost allocation methodology was implemented.

     In January 1993, a new management structure was announced, under which the GTEMC structure was functionally eliminated. Certain functions previously provided by GTEMC are now provided by GTE Personal Communications Services, a division of GTE. Certain other functions, such as marketing and engineering, are performed directly by the Company. Refer to Note 10 of the "Notes to Consolidated Financial Statements" for additional information regarding related party transactions.

     In December 1994, an Agreement and Plan of Merger (as amended, the "Merger Agreement") was executed between the Company and GTE after the Company's Board of Directors voted to accept GTE's proposal to acquire the remaining 10% ownership of the Company. Under the terms of the agreement, a GTE subsidiary will merge into the Company and the Company will survive the merger. The holders of the approximately 10 million Class A Shares will receive $25.50 per share in cash. The Company's Class B Shares owned by GTE will remain outstanding.

     The Company anticipates that the Merger will be completed on or about April 28, 1995. As a result of the Merger, there will cease to be any public market for the Class A Shares and the Class A Shares will cease to be quoted on the Nasdaq National Market.

ACQUISITIONS AND DISPOSITIONS OF INTERESTS IN CELLULAR SYSTEMS

     The Company regularly evaluates its properties to assess their strategic attributes in terms of meeting its financial goals and objectives. The Company will purchase properties where the demographics and business climate are favorable to the development of core and contiguous cellular systems and will pursue the sale of properties which are deemed to be non-strategic.

     On February 3, 1995, the Company signed a definitive agreement relating to the cellular exchange of certain of the Company's cellular assets in the Minneapolis, Minnesota MSA and the Albuquerque, New Mexico MSA for a portion of US WEST NewVector Group, Inc.'s cellular assets in the San Diego, California MSA ("San Diego MSA") (the "Exchange"). The Exchange will give the Company a 28 percent interest as a tenant-in-common in the assets of the cellular system serving the San Diego MSA. The Exchange will reduce the Company's POPs ("POPs" refers to the population of a market area multiplied by a company's percentage ownership in the cellular system serving that market) by approximately 290,000. The transaction is subject to regulatory approvals and is expected to close during 1995.

     In 1994, the Company purchased 100% of the cellular system serving Tennessee RSA 2, the remaining 51% interest in the cellular system serving Tennessee RSA 3, and 100% of the cellular systems serving the Huntsville, Alabama MSA and Alabama RSA 2, representing an aggregate increase of approximately 831,000 POPs. Through the purchase of the Huntsville, Alabama MSA, the Company gained an 80% interest in the partnership that currently operates the cellular system in Alabama RSA 1A pursuant to an interim operating license. Additionally, the Company increased its ownership interests in the cellular systems serving the Tuscaloosa, Alabama MSA, Indiana RSAs 7, 8 and 9, and Alabama RSA 1B, representing an aggregate increase of approximately 33,000 POPs.

     Also during 1994, the Company sold its interest in several northeastern cellular properties (the "Northeast Properties"), pursuant to the agreement signed in December 1993 with NYNEX Mobile Communications Company ("NYNEX"), including the cellular systems serving Manchester, New Hampshire and Burlington, Vermont MSAs; New Hampshire RSA 2, Vermont RSAs 1 and 2A, and New York RSA 2. The Company recognized a pretax gain of approximately $80.0 million, on the sale of these Northeast Properties representing approximately 734,000 POPs. Additional sales completed during 1994 include the Company's interest in Iowa RSAs 1, 8 and 14, Oregon RSA 5, South Dakota RSAs 5B1 and 6B1, North Carolina RSA 1, Kentucky RSA 11, California RSA 7 and Alabama RSA 1B. The Company recognized an aggregated pretax gain of approximately $14.3 million with respect to these additional sales, representing approximately 711,000 POPs.

     Additionally, as part of the agreement, NYNEX will purchase the Company's interests in the Binghamton and Elmira, New York MSAs, Pennsylvania RSAs 3A and 4A, and New York RSA 3 pending certain regulatory approvals, which are expected to be completed in 1995.

     After the acquisitions and dispositions described above, the Company will provide or participate in the provision of cellular services in 56 MSA markets and 49 RSA markets with total combined POPs of approximately 23.3 million.

     During 1993, the Company purchased 100% of the cellular systems serving Tennessee RSAs 6 and 9, representing approximately 202,000 POPs. In addition, the Company increased its ownership interests in the cellular systems serving the Tuscaloosa, Alabama MSA, the San Francisco, San Jose, Vallejo, Santa Rosa, Santa Cruz, and Salinas, California MSAs and New York RSA 3, representing an aggregate increase of approximately 21,000 POPs.

     Also during 1993, the Company sold its interests in a number of non-strategic RSAs, primarily in Arizona, Minnesota and Washington, as well as its interests in the cellular systems serving the Rapid City, South Dakota MSA, and the Orange County and Poughkeepsie, New York MSAs. The pretax gain on the sale of these cellular interests was approximately $48.0 million and represented approximately 686,000 POPs.

     On December 31, 1992, the Company sold its stock in Contel Cellular of Arkansas, Inc. to Alltel Mobile Communications, Inc. Included in the sale were the Company's interests in the MSAs serving Fort Smith and Fayetteville, Arkansas RSAs 1 and 8, and Oklahoma RSA 4, resulting in a pretax gain of $60.8 million.

     Refer to Note 5 of the "Notes to Consolidated Financial Statements" for additional information regarding the acquisitions and dispositions of cellular interests.

RESULTS OF OPERATIONS

     Service revenues, which include airtime, access, roaming, long-distance and other service revenues, increased $178.3 million in 1994 and $84.0 million in 1993. These increases are primarily attributable to revenues generated from subscriber gains and roaming revenues. The Company's subscriber base, net of the subscribers sold, increased from 521,200 as of December 31, 1993 to 789,600 as of December 31, 1994, an annual growth rate of 51% in 1994 compared to 59% in 1993 and 39% in 1992. Rates for airtime and access remained relatively unchanged from 1992 to 1994. Partially offsetting the increases in revenues resulting from subscriber growth were declines in average usage per subscriber. The declines in usage per subscriber are attributable to the increased number of casual users in the subscriber base, and are consistent with the industry. Average revenue per subscriber per month for 1994, 1993 and 1992 was $70, $73 and $78, respectively.

     Cost of services, which includes network expenses, facilities and maintenance, and the cost of long-distance, increased $37.2 million in 1994 and $6.3 million in 1993. The 1994 and 1993 increases are primarily the result of increased usage, cell sites and cost of toll, as well as increased salaries and other employee-related costs to support the increased network investment. Increased salaries, other employee costs and cost of toll represented approximately $14.9 million of the 1994 increase. Additionally, roaming related expenses increased from $1.9 million in 1993 to $9.8 million in 1994 primarily due to increased roaming usage and additional charges associated with offering subscribers lower roaming rates in other carriers' markets. Cost of services as a percent of service revenues was between 14 percent and 16 percent for each of the past three years.

     Negative equipment margins of 106%, 79%, and 54% for the years ended December 31, 1994, 1993 and 1992, respectively, continue to reflect the intensely competitive market environment and the fact that equipment promotions are frequently used to attract new subscribers. Equipment unit sales for 1994, 1993 and 1992 were approximately 292,000, 165,000 and 99,000 which represent an annual increase for 1994 and 1993 of 77% and 67%, respectively.

     Selling, general and administrative expenses increased $46.1 million and $34.6 million in 1994 and 1993, respectively. Employee commissions, related compensation benefits and agent commissions associated with the acquisition of new subscribers and higher marketing and promotional fees related to expanding the type and number of distribution channels accounted for $23.5 million and $25.5 million of the increase in 1994 and 1993, respectively. These increases are directly related to the increase in customer additions during 1994 and 1993. The 1994 increase also includes an additional $8.4 million of bad debt expenses primarily attributable to increased sales and $3.7 million of relocation expenses associated with implementing a new organization structure that involved relocating and adding resources to eight new strategic market areas (Kentucky, Midwest, Tennessee, Virginia, California, Alabama, Gulf Coast and Southwest).

     Depreciation expense increased $11.3 million in 1994 compared to an increase of $12.2 million in 1993. These increases were primarily due to higher property and equipment balances resulting from enhancements to and expansion of existing cellular systems required to support the growth in the number of subscribers and quality of service expectations.

     Interest expense increased $16.3 million in 1994 and $14.8 million in 1993. The 1994 increase is primarily attributable to higher effective interest rates in 1994 of approximately 9.3% versus 8.8% in 1993 and increased variable-rate, affiliated debt. The rates of interest on both the variable-rate and the fixed-rate debt approximate the rate that the Company could obtain in the marketplace from non-affiliated lenders. The 1993 increase is primarily due to higher effective interest rates in 1993 of approximately 8.8% versus 8.1% in 1992 and a result of the refinancing through GTE of variable-rate debt to fixed-rate debt at higher market-based rates. Refer to Note 10 of the "Notes to Consolidated Financial Statements" for further information related to cash management and financing.

     Equity in earnings of unconsolidated partnerships increased $25.4 million in 1994 and $8.3 million in 1993. These increases are a result of improved operating results primarily in unconsolidated partnerships such as the Los Angeles SMSA Limited Partnership and the Washington D.C. SMSA Limited Partnership (the "Washington D.C. Partnership"). The increase in the 1993 earnings was partially offset by reduced equity in earnings in the Washington D.C. Partnership of $3.8 million resulting from a legal settlement against the Washington D.C. Partnership, which settlement was subsequently reduced to $1.9 million during 1994. Refer to Note 4 of the "Notes to Consolidated Financial Statements" for further information relating to unconsolidated partnerships.

     The Company recognized combined federal and state income tax expense of $14.2 million for 1994 compared with income tax benefits recognized during 1993 and 1992 of $27.7 million and $33.5 million, respectively. The 1994 effective tax rate was impacted by $4.9 million of state income taxes related to the gains on sales of cellular interests and the amortization of goodwill. The reduced benefit rate in 1993 is primarily due to the change in the federal income tax rate from 34% to 35% subsequent to the enactment of the Omnibus Budget Reconciliation Act of 1993. Refer to Note 6 of the "Notes to Consolidated Financial Statements" for further information relating to federal and state income taxes expense.

     During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards ("FAS") 112, "Employers' Accounting for Postemployment Benefits". As a result of the adoption of FAS 112, a one-time, non-cash charge of $241 thousand was recorded to give effect to past service costs. During the fourth quarter of 1992, the Company adopted FAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and FAS 109, "Accounting for Income Taxes," retroactive to January 1, 1992. As a result of the adoption of FAS 106, a one-time, non-cash charge of $2.1 million was recorded to give effect to past service costs. The adoption of FAS 109 had no impact on the financial statements in 1992. Refer to Note 3 of the "Notes to Consolidated Financial Statements" for additional information.

     The Company has experienced losses prior to the year ended December 31, 1994. The Company's results are highly affected by (a) interest expense and amortization of carrying costs associated with past acquisitions, (b) the cost of constructing the Company's network, and (c) the cost of acquiring new subscribers. The Company expects to continue to aggressively acquire new subscribers. As the subscriber base continues to grow, the Company believes that the higher level of revenues generated coupled with the operating efficiencies achieved will ultimately lead to more profitable results. The Company has achieved an average subscriber growth rate of approximately 50% for the past three years, while the industry has experienced a growth rate of approximately 43%. Additionally, management has taken steps to reduce its acquisition costs per subscriber through the introduction of innovative distribution channels and methods. This year's improved performance is reflected in the Company's operating income which increased $69.3 million, from an operating loss of $28.3 million in 1993 to operating income of $41.0 million in 1994.

FINANCIAL CONDITION

     The Company requires capital to construct and enhance its cellular systems, make periodic interest payments on outstanding debt, fund operating costs for systems which the Company manages, fund acquisitions and continue investments in unconsolidated partnerships.

     Cash provided from operating activities in 1994 was $21.8 million, an increase of $17.2 million from the prior year. This increase was primarily attributable to the increase in revenues, partially offset by additional cost of services and selling, general and administrative expenses. Cash provided from operating activities in 1993 was $4.6 million, a decrease of $33.6 million from the prior year. This decrease was primarily due to increased interest payments on outstanding debt as well as reduced income tax benefits, partially offset by improved cash flow margins resulting from higher revenues.

     Capital expenditures were $255.2 million, $130.0 million and $183.5 million in 1994, 1993 and 1992, respectively. Capital expenditures are primarily for network expansion and enhancements to maintain system capacity, quality and coverage as the customer base increases and demands greater service performance. Total capital expenditures for consolidated and unconsolidated markets for 1995 are estimated to be approximately $314 million. As the Company positions itself for the future, additional capital is required to expand network capacity, provide portable grade coverage in all core markets, enhance system quality and coverage, and position the network for digital technology in order to provide high value wireless communications services. It is currently estimated that these capital expenditures will be funded by additional borrowings from GTE, contributions from minority partners and cash provided from operations.

     The Company is required to fund its proportionate share of the construction and working capital requirements in unconsolidated partnerships. Funds contributed to unconsolidated partnerships for the year ended December 31, 1994, were $15.1 million compared to $13.8 million and $12.6 million for 1993 and 1992, respectively. The increase in funds used is primarily attributable to increased construction requirements for unconsolidated partnerships.

     In certain unconsolidated partnerships where the Company is managing partner, funds required for construction and working capital may be advanced by the Company and subsequently reimbursed from the limited partners or from operating results. Alternatively, the Company may request that capital contributions be made to the partnerships in advance of expenditures. Funds provided by changes in advances to unconsolidated partnerships for the year ended December 31, 1994, were $12.4 million compared to $6.9 million for 1993 and funds used of $0.6 million for 1992, respectively. The improvement in 1994 and 1993 is primarily the result of improved timing of the collection of advances from unconsolidated partnerships in managed RSAs.

     In order to minimize the volatility associated with interest rate fluctuations, the Company's Board of Directors adopted a policy of maintaining variable-rate debt within a target range of 5% to 20% of total debt. In September 1992, the Company converted $300 million of variable-rate debt to $150 million of fixed-rate debt with a five-year maturity, and $150 million of fixed-rate debt with a seven-year maturity. In December 1992, the Company converted an additional $400 million of variable-rate debt to $200 million of fixed-rate debt with a three-year maturity and $200 million of fixed-rate debt with a four-year maturity. In August 1994, the Company converted $75 million of variable-rate debt to $75 million fixed-rate debt with a six-year maturity. Terms, interest rates and other information regarding affiliated debt are included in Note 10 of the "Notes to Consolidated Financial Statements."

     In addition to fixed-rate debt, the Company maintains a line of credit arrangement with GTE. Effective January 1, 1993, GTE adopted a policy wherein rates charged for variable-rate debt changed from GTE's cost of borrowing such debt plus 1.5% per annum, to the prime rate quoted in The Wall Street Journal plus 0.75% per annum. This change increased the Company's cost of borrowing variable-rate debt by 1.5% effective January 1, 1993.

     During 1994, the Company borrowed an additional $159.6 million under its line of credit arrangement primarily to fund network capital requirements and the Huntsville acquisition. At December 31, 1994, the Company had borrowed approximately $511.3 million through its intercompany borrowing arrangements at variable rates. Total borrowings are expected to increase in 1995 and for several years in the future, as the Company borrows to fund interest payments on its debt and fund network capital requirements due to growth and development of its operations.

     In Company controlled and managed markets, the Company maintains adequate financing through the line of credit arrangement with GTE to ensure proper management of the operations. A portion of this financing is reimbursed through contributions from minority partners. During 1994, the Company received $6.4 million from minority partners for collection of capital calls. The Company expects to continue making capital contributions to the unconsolidated partnerships and receiving capital contributions from minority partners. The timing and amounts of such contributions and advances are subject to future construction and working capital requirements of these partnerships as determined by the managing partner.

     Over the past three years, the capital required to enhance the existing cellular network and to finance the carrying costs of acquisitions and new investments has been substantially provided from operations, sales of non-strategic properties, and GTE or the Company's minority partners. Although net income before depreciation and amortization has increased over the past three years, additional financing will be required to fund the Company's growth and its debt service for the foreseeable future. These requirements are expected to be funded largely by GTE as a 90% owner of the Company and a major investor and operator of cellular networks nationwide and the Company's minority partners. Additionally, in January 1995, GTE provided the Company with a letter stating that GTE had no plans or intentions to discontinue providing financial support to the Company through intercompany credit facilities to meet ongoing operating and capital requirements, and that GTE would not demand payment under intercompany credit facilities before June 30, 1996.

     Refer to Notes 4 and 8 of the "Notes to Consolidated Financial Statements" for information regarding legal and regulatory matters affecting the Company and its unconsolidated partnerships.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                 PAGE REFERENCE
                                                                                 --------------
Report of Independent Public Accountants -- Consolidated Financial
  Statements...................................................................          23
Consolidated Statements of Operations..........................................          24
Consolidated Statements of Cash Flows..........................................          25
Consolidated Balance Sheets....................................................       26-27
Consolidated Statements of Changes in Stockholders' Deficit....................          28
Notes to Consolidated Financial Statements.....................................       29-45
Schedule II -- Valuation and Qualifying Accounts...............................          46
Report of Independent Public Accountants -- Compilation of Combined Financial
  Statements...................................................................          47
Combined Statements of Operations..............................................          48
Combined Statements of Cash Flows..............................................          49
Combined Balance Sheets........................................................          50
Combined Statements of Changes in Partners' Capital............................          51
Notes to Combined Financial Statements.........................................       52-56

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
  and Stockholders of
  Contel Cellular Inc.:

     We have audited the consolidated balance sheets of CONTEL CELLULAR INC. (a Delaware corporation and majority owned subsidiary of GTE Corporation) AND SUBSIDIARIES as of December 31, 1994 and 1993 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain unconsolidated partnerships as described in Note 4 to the financial statements. The investment in these partnerships is reflected in the accompanying balance sheets using the equity method of accounting and represented $102,618,000 and $82,140,000 (or 4%) of total consolidated assets at December 31, 1994 and 1993, respectively. The equity in their earnings is included in the statements of operations and represented $39,806,000, $28,024,000, and $20,070,000 for the years ended
December 31, 1994, 1993, and 1992, respectively. The summarized financial information contained in Note 4 to the consolidated financial statements includes financial information for the aforementioned partnerships. The financial statements of these unconsolidated partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these unconsolidated partnerships, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of the other auditors, the financial statements (pages 24 to 45) referred to above present fairly, in all material respects, the financial position of Contel Cellular Inc., and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     A report of other auditors referred to above indicates that the Los Angeles SMSA Limited Partnership is involved in litigation with several agents as discussed in Note 4 and with cellular subscribers as discussed in Notes 4 and 8, the outcome of which cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

     As discussed in Note 4, the cellular partnership in San Francisco, California, of which the Company holds a non-controlling interest, is involved in litigation with a class of cellular subscribers, the outcome of which cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

     As discussed in Note 3 to the financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
---------------------------------------------------------
Arthur Andersen LLP

Atlanta, Georgia
March 13, 1995

                              CONTEL CELLULAR INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                          -------------------------------------
                                                            1994          1993          1992
                                                          ---------     ---------     ---------
REVENUES AND SALES:
  Service revenues......................................  $ 524,772     $ 346,460     $ 262,479
  Equipment sales.......................................     38,183        27,554        24,520
                                                          ---------     ---------     ---------
                                                            562,955       374,014       286,999
                                                          ---------     ---------     ---------
COSTS AND EXPENSES:
  Cost of services......................................     85,095        47,942        41,686
  Cost of equipment sales...............................     78,634        49,449        37,678
  Selling, general and administrative...................    242,840       196,738       162,093
  Depreciation..........................................     77,865        66,573        54,401
  Amortization of FCC licenses, goodwill and other
     intangibles........................................     37,510        41,617        41,254
                                                          ---------     ---------     ---------
                                                            521,944       402,319       337,112
                                                          ---------     ---------     ---------
OPERATING INCOME (LOSS).................................     41,011       (28,305)      (50,113)
Interest expense, net...................................    179,183       162,907       148,092
Other expense (income), net.............................        840        (2,360)          516
                                                          ---------     ---------     ---------
LOSS BEFORE MINORITY INTERESTS..........................   (139,012)     (188,852)     (198,721)
Minority interests......................................     (4,320)          841         2,374
                                                          ---------     ---------     ---------
LOSS FROM CONSOLIDATED OPERATIONS.......................   (143,332)     (188,011)     (196,347)
Equity in earnings of unconsolidated partnerships.......     62,792        37,351        29,027
Gains on sales of cellular interests....................     96,607        48,023        60,806
                                                          ---------     ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES.......................     16,067      (102,637)     (106,514)
Provision for (Benefit from) income taxes...............     14,196       (27,719)      (33,453)
                                                          ---------     ---------     ---------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLES.................................      1,871       (74,918)      (73,061)
Cumulative Effect of Change in Accounting Principles....         --          (241)       (2,080)
                                                          ---------     ---------     ---------
NET INCOME (LOSS).......................................  $   1,871     $ (75,159)    $ (75,141)
                                                          =========     =========     =========
NET INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLES.......................  $    0.02     $   (0.75)    $   (0.73)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES PER
  SHARE.................................................         --            --         (0.02)
                                                          ---------     ---------     ---------
NET INCOME (LOSS) PER SHARE.............................  $    0.02     $   (0.75)    $   (0.75)
                                                          =========     =========     =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..............     99,953        99,948        99,943
                                                          =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                              CONTEL CELLULAR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (THOUSANDS)

                                                                     FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                1994        1993        1992
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   1,871   $ (75,159)  $ (75,141)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities --
     Depreciation...........................................     77,865      66,573      54,401
     Amortization of FCC licenses, goodwill and other
       intangibles..........................................     37,510      41,617      41,254
     Gains on sales of cellular interests...................    (96,607)    (48,023)    (60,806)
     Deferred income tax provision..........................     38,313      37,397      39,523
     Provision for losses on accounts receivable............     14,704       6,298       7,528
     Undistributed earnings of unconsolidated
       partnerships.........................................    (35,309)    (17,548)    (12,258)
     Other, net.............................................        618     (12,198)     (1,174)
     Changes in current assets and current liabilities
       excluding the effects of acquisitions and
       dispositions
       Increase in accounts receivable......................    (35,890)    (24,318)     (2,275)
       Change in taxes receivable/payable -- affiliates.....    (19,635)      9,774      36,936
       Increase in other current assets.....................     (5,594)     (5,559)       (134)
       Increase (Decrease) in accrued
          interest -- affiliates............................     21,380      (2,392)      6,245
       Increase in other current liabilities................     22,553      28,154       4,108
                                                              ---------   ---------   ---------
     Net Cash Provided......................................     21,779       4,616      38,207
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (255,174)   (130,042)   (183,504)
  Acquisitions, net of cash acquired........................   (112,793)    (25,887)         --
  Proceeds from sales of cellular interests.................    113,682      60,795      71,252
  Change in advances to unconsolidated partnerships, net....     12,352       6,866        (609)
  Contributions to unconsolidated partnerships..............    (15,082)    (13,831)    (12,631)
  Other, net................................................      4,763          71        (659)
                                                              ---------   ---------   ---------
     Net Cash Used..........................................   (252,252)   (102,028)   (126,151)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable -- affiliates, net............    234,912      85,468      79,293
  Proceeds from other long-term obligations.................         --       6,512          --
  Payment of other long-term obligations....................     (6,000)     (6,000)         --
  Contributions from minority partners......................      6,372      10,047       1,731
  Other, net................................................        431          22         142
                                                              ---------   ---------   ---------
     Net Cash Provided......................................    235,715      96,049      81,166
                                                              ---------   ---------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents........      5,242      (1,363)     (6,778)
Cash and Cash Equivalents at Beginning of Period............        278       1,641       8,419
                                                              ---------   ---------   ---------
Cash and Cash Equivalents at End of Period..................  $   5,520   $     278   $   1,641
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES:
  Income tax benefits received..............................  $  (5,500)  $ (70,960)  $(108,966)
                                                              =========   =========   =========
  Interest paid.............................................  $ 162,485   $ 168,977   $ 143,791
                                                              =========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                              CONTEL CELLULAR INC.

                          CONSOLIDATED BALANCE SHEETS
                       (THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          AS OF DECEMBER 31,
                                                                        -----------------------
                                                                           1994         1993
                                                                        ----------   ----------
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................................  $    5,520   $      278
  Accounts receivable -- trade, net of allowance for doubtful
     accounts of $8,556 and $4,674....................................      77,816       53,673
  Advances to unconsolidated partnerships.............................          --        8,039
  Inventories.........................................................       6,012        6,765
  Other...............................................................      13,605        4,616
                                                                        ----------   ----------
                                                                           102,953       73,371
                                                                        ----------   ----------
INVESTMENTS AND OTHER ASSETS:
  FCC licenses, goodwill and other intangibles, net of
     accumulated amortization of $195,316 and $157,806................   1,354,677    1,287,437
  Investments in and advances to unconsolidated partnerships..........     204,771      163,755
  Long-term notes receivable..........................................      21,430        3,565
  Deferred charges and other..........................................         913        2,065
                                                                        ----------   ----------
                                                                         1,581,791    1,456,822
                                                                        ----------   ----------
PROPERTY AND EQUIPMENT, AT COST:
  Land................................................................      22,388       20,001
  Buildings and towers................................................     154,828      121,993
  Equipment...........................................................     618,157      477,589
  Furniture and fixtures..............................................       4,881        4,299
  Assets under construction...........................................      95,212       82,660
                                                                        ----------   ----------
                                                                           895,466      706,542
  Accumulated depreciation............................................    (233,744)    (183,751)
                                                                        ----------   ----------
                                                                           661,722      522,791
                                                                        ----------   ----------
                                                                        $2,346,466   $2,052,984
                                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                              CONTEL CELLULAR INC.

                          CONSOLIDATED BALANCE SHEETS
                       (THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         AS OF DECEMBER 31,
                                                                      -------------------------
                                                                         1994           1993
                                                                      ----------     ----------
               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of other long-term obligations....................  $    6,000     $    6,000
  Accounts payable -- construction and trade........................      53,548         60,407
  Accounts payable -- affiliates....................................       4,728         23,552
  Advance billings and customer deposits............................       4,015          3,638
  Accrued interest -- affiliates....................................      58,971         37,591
  Accrued taxes -- other............................................      23,702         18,536
  Accrued expenses and other current liabilities....................      30,960         25,054
                                                                      ----------     ----------
                                                                         181,924        174,778
                                                                      ----------     ----------
LONG-TERM OBLIGATIONS:
  Notes payable -- affiliates.......................................   2,136,263      1,901,726
  Other.............................................................      30,792         36,792
                                                                      ----------     ----------
                                                                       2,167,055      1,938,518
                                                                      ----------     ----------
DEFERRED INCOME TAXES...............................................     191,694        151,881
OTHER DEFERRED CREDITS..............................................      26,102         14,333
MINORITY INTERESTS..................................................      18,611         14,695
STOCKHOLDERS' DEFICIT:
  Class A common stock, $1 par value; authorized 100,000,000 shares,
     issued 10,000,000 shares.......................................      10,000         10,000
  Class B common stock, $1 par value; authorized 100,000,000 shares,
     issued 90,000,000 shares.......................................      90,000         90,000
  Paid-in capital...................................................      33,331         33,358
  Accumulated deficit...............................................    (371,434)      (373,305)
  Cost of 33,047 and 51,347 shares of Class A common stock in
     treasury.......................................................        (817)        (1,274)
                                                                      ----------     ----------
                                                                        (238,920)      (241,221)
                                                                      ----------     ----------
                                                                      $2,346,466     $2,052,984
                                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                              CONTEL CELLULAR INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  (THOUSANDS)

                          CLASS A         CLASS B
                          COMMON          COMMON                                              TOTAL
                          STOCK,          STOCK,       PAID-IN    ACCUMULATED   TREASURY   STOCKHOLDERS'
                       $1 PAR VALUE    $1 PAR VALUE    CAPITAL      DEFICIT      STOCK       DEFICIT
                       -------------   -------------   --------   -----------   --------   -----------
Balance at December
  31, 1991...........     $10,000         $90,000      $33,424     $(223,005)   $(1,504 )   $ (91,085)
Net Loss.............          --              --           --       (75,141)        --       (75,141)
Issuance of
  restricted stock
  and stock under
  employee stock
  option plans.......          --              --          (57 )          --        199           142
                       -------------   -------------   --------   -----------   --------   -----------
Balance at December
  31, 1992...........      10,000          90,000       33,367      (298,146)    (1,305 )    (166,084)
Net Loss.............          --              --           --       (75,159)        --       (75,159)
Issuance of
  restricted stock
  and stock under
  employee stock
  option plans.......          --              --           (9 )          --         31            22
                       -------------   -------------   --------   -----------   --------   -----------
Balance at December
  31, 1993...........      10,000          90,000       33,358      (373,305)    (1,274 )    (241,221)
Net Income...........          --              --           --         1,871         --         1,871
Issuance of
  restricted stock
  and stock under
  employee stock
  option plans.......          --              --          (27 )          --        457           430
                       -------------   -------------   --------   -----------   --------   -----------
Balance at December
  31, 1994...........     $10,000         $90,000      $33,331     $(371,434)   $  (817 )   $(238,920)
                       ============    ============    =======    ============  ========   ==========

   The accompanying notes are an integral part of these financial statements.

                              CONTEL CELLULAR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     The Company, a 90-percent-owned subsidiary of Contel, was incorporated in Delaware on September 24, 1980. Contel is a wholly owned subsidiary of GTE. The Company, through its subsidiaries or through partnerships, provides or participates in providing cellular telephone services in various metropolitan statistical areas ("MSAs") and rural service areas ("RSAs") throughout the United States. Refer to the "Interests in MSAs and RSAs" following the Notes to Consolidated Financial Statements for additional information.

     A definitive agreement dated as of December 27, 1994 was executed between the Company and GTE based on the approval by the Company's Board of Directors to accept the proposal by GTE to acquire the remaining 10 percent ownership of the Company. Under the terms of the agreement, a GTE subsidiary will merge into the Company and the holders of the approximately 10 million Class A common shares will receive $25.50 per share in cash. The Company's Class B common shares owned by GTE will be converted into shares of the merged entity.

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

REVENUE RECOGNITION

     The Company earns service revenues by providing access to its cellular systems ("access revenue") and usage of its cellular systems ("airtime revenue"). Access and airtime revenue, including roaming and long-distance, is recognized when the service is rendered. Other service revenues are recognized after services are performed and include connection and installation revenues. Equipment sales are recognized upon delivery of the equipment to the customer.

PROPERTY, EQUIPMENT AND DEPRECIATION

     The Company records depreciation using the straight-line method over the estimated useful life of the asset, which is 20 years for buildings, 15 years for towers, 7 to 10 years for cell and switching equipment, and 3 to 5 years for furniture and fixtures. The Company removes the cost and accumulated depreciation of retirements from the accounts and recognizes the related gain or loss upon the disposition or disposal of assets.

INTEREST EXPENSE

     Interest expense related to construction activity is capitalized as a cost of construction. Interest capitalized amounted to $4.1 million, $2.5 million and $2.6 million for 1994, 1993 and 1992, respectively.

INCOME TAXES

     Income tax expense (benefit) is based on reported income (loss) before income taxes. Deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). In accordance with FAS 109, deferred income taxes have been established for all temporary differences between the book and tax basis of assets and liabilities, including those which had not been

                              CONTEL CELLULAR INC.

previously recognized. In addition, deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, that will be in effect in the years in which the temporary differences are expected to reverse.

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share for all years presented was computed using the weighted average number of Class A and Class B Common Stock outstanding in accordance with Accounting Principles Board Opinion No. 15.

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

LONG-TERM NOTES RECEIVABLE

     Long-term notes receivable consist primarily of amounts and accrued interest due from partnerships disposed of between 1992 and 1994. The notes bear interest at rates ranging from a fixed-rate of 8% to a variable-rate of prime plus 3% (the prime rate at December 31, 1994 was 8.5%) and mature in varying amounts between the years 1997 and 2002.

FCC LICENSES, GOODWILL AND OTHER INTANGIBLES

     Costs incurred in connection with the acquisition of partnership interests in excess of the net tangible assets acquired are capitalized as Federal Communications Commission ("FCC") license costs, customer base or goodwill and are amortized on a straight-line basis. FCC license costs and goodwill are amortized over 40 years based on the high probability that the licenses will be renewed upon expiration of their initial terms. Customer base is amortized over 4 years.

ASSETS UNDER CONSTRUCTION

     The Company's network construction expenditures are recorded as assets under construction until the system or assets are placed in service. When the assets are placed in service, they are transferred to the appropriate property and equipment category and depreciation begins. The Company's construction employees' salaries, benefits and travel expenses, as well as other related departmental expenses, are capitalized to assets under construction during the construction period.

FINANCIAL INSTRUMENTS

     The fair values of financial instruments, other than long-term obligations, closely approximate their carrying value. The estimated market value of long-term obligations, based on either reference to quoted market prices or an option pricing model, was approximately $54 million below the carrying value at December 31, 1994, and exceeded the carrying value by approximately $74 million at December 31, 1993. The change in the market value between years was caused by rising interest rates during 1994.

                              CONTEL CELLULAR INC.

PRESENTATION

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  ACCOUNTING CHANGES

     During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"). FAS 112 requires the expected cost of postemployment benefits to be recognized during the years that employees render service. Prior to adoption, the cost of these benefits was charged to expense on a pay-as-you-go basis. As a result of adoption, a one-time, non-cash charge of $241 thousand (net of deferred tax benefits) was recorded to recognize the annual effect of this change in accounting principle.

     During the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106") and FAS 109, retroactive to January 1, 1992.

     FAS 106 requires the expected cost of postretirement health care and life insurance benefits to be recognized during the years that employees render service. Prior to adoption, the cost of these benefits was charged to expense on a pay-as-you-go basis. The Company elected to adopt FAS 106 on the immediate recognition basis. As a result, a one-time, non-cash charge of $2.1 million (net of deferred tax benefits of $1.1 million), or $.02 per share, was recorded to give effect to past service costs.

4.  INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS

     The Company holds non-controlling interests in various MSA and RSA partnerships (referred to as "Unconsolidated Partnerships") which were formed to provide cellular telephone services. Unconsolidated Partnerships are accounted for using the equity method of accounting. Refer to Note 5 for information regarding acquisitions and dispositions of cellular interests.

     Combined condensed results of operations and net assets of the Company's Unconsolidated Partnerships are as follows:

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                           1994            1993          1992
                                                        -----------     ----------     ---------
                                                                      (THOUSANDS)
Results of Operations:
  Revenues............................................  $ 1,594,349     $1,201,815     $ 949,903
  Costs and Expenses..................................   (1,141,987)      (866,504)     (694,139)
  Other Income (Expense)..............................        1,764        (12,698)       11,546
                                                        -----------     ----------     ---------
Net Income............................................      454,126        322,613       267,310
Other Partners' Share of MSA Net Income...............      394,528        283,494       234,921
                                                        -----------     ----------     ---------
Company's Share of MSA Net Income.....................       59,598         39,119        32,389
Company's Share of RSA Net Income (Loss)..............        3,194         (1,768)       (3,362)
                                                        -----------     ----------     ---------
                                                        $    62,792     $   37,351     $  29,027
                                                         ==========      =========     =========

                              CONTEL CELLULAR INC.

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1994           1993
                                                                      ----------     ----------
                                                                             (THOUSANDS)
Net Assets:
  Current Assets....................................................  $  336,564     $  265,060
  Noncurrent Assets.................................................   1,203,044        977,475
  Current Liabilities...............................................    (274,255)      (184,265)
  Noncurrent Liabilities............................................     (12,134)       (12,278)
                                                                      ----------     ----------
Net Assets..........................................................   1,253,219      1,045,992
Other Partners' Share of MSA Net Assets.............................   1,068,991        898,967
                                                                      ----------     ----------
Company's Share of MSA Net Assets...................................     184,228        147,025
Company's Share of RSA Net Assets...................................      20,543         16,730
                                                                      ----------     ----------
                                                                      $  204,771     $  163,755
                                                                       =========      =========

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

     In certain of the Unconsolidated RSA Partnerships, the Company serves as the managing partner. In such cases, the Company retains all other rights and responsibilities of a non-controlling partner. As managing partner, the Company may provide the initial capital, through cash advances, required to meet the financial obligations of the partnerships. Alternatively, the Company may request capital contributions to be invested by the partnerships in advance of expenditures. At December 31, 1994, the Company had a payable to limited partners of approximately $1.5 million, of which approximately $0.7 million represents the Company's proportionate share. The remainder represents a current payable to other partners and is included in Accounts payable -- affiliates in the accompanying consolidated balance sheets. At December 31, 1993, the Company had provided cash advances of $12.7 million, of which approximately $4.7 million, represents the Company's proportionate share. The remainder represents a current receivable from the other partners or the partnerships and is included in Advances to unconsolidated partnerships in the accompanying consolidated balance sheets.

     The amount of undistributed earnings of Unconsolidated Partnerships included in Accumulated deficit in the accompanying consolidated statements of changes in stockholders' deficit was approximately $84.1 million, $48.7 million and $31.2 million at December 31, 1994, 1993 and 1992, respectively. There were no restricted earnings of Unconsolidated Partnerships at December 31, 1994, 1993 or 1992.

     In January 1992, the California Public Utilities Commission ("CPUC") commenced an investigation of all cellular companies operating in the state of California to determine their compliance with General Order number 159 ("G.O. 159"). The investigation will address whether cellular utilities have complied with local, state or federal regulations governing the approval and construction of cellular sites in the state. The CPUC may advise other agencies of violations in their jurisdictions. Presently, the Los Angeles SMSA Limited Partnership (the "L.A. Partnership") and the GTE Mobilnet of California Limited Partnership (the "California Partnership") have prepared and filed the information requested by the CPUC. The CPUC will review the information and, if violations of G.O. 159 are found, it may assess penalties against these partnerships.

     On October 7, 1993, and February 15, 1994, two agents of the competing carrier have named the L.A. Partnership in several complaints against the carrier. The general allegations include violations of California Unfair Practices Act and price fixing.

                              CONTEL CELLULAR INC.

     On November 24, 1993, October 17, 1994 and November 30, 1994, three separate class action (not yet certified) suits were filed against the L.A. Partnership alleging conspiracy with a competing carrier to fix the price of cellular service in violation of state and federal antitrust laws. The plaintiffs are seeking injunctive relief and substantial monetary damages in excess of $100 million before trebling.

     In May 1994, several former and current agents of the competing carrier have named the L.A. Partnership in only one cause of action. This cause of action alleges a conspiracy with the competing carrier to fix the prices of cellular service in violation of state antitrust laws. The plaintiffs are seeking damages in excess of $100,000 for each of the plaintiff agents.

     On July 18, 1994, AirTouch Cellular was served with a class action (not yet certified) suit on behalf of the L.A. Partnership's authorized agents. The complaint alleges "predatory practices" and seeks damages in excess of $1.6 million per agent, plus statutory treble damages.

     On October 10, 1994, the California Partnership in which the Company holds an 11.3% limited interest was served a complaint on behalf of users of cellular service in the San Francisco, California area. The Complaint alleges that the California Partnership has violated the California Business and Profession Code by taking various actions to restrain trade, prevent competition and fix prices.

     The Company's potential financial liability in connection with all of the lawsuits discussed above is uncertain at this time because the Company is involved in these lawsuits only as a limited partner. As a limited partner, the Company is not involved in the strategic analysis of these cases with litigation counsel and does not direct the litigation decisions made by these partnerships. In addition, it is unclear whether any portion of an adverse judgment would be passed to the Company, as a limited partner. For these reasons, no provision for any liability that may result has been made in the accompanying financial statements.

5.  ACQUISITIONS AND DISPOSITIONS OF CELLULAR INTERESTS

     The Company regularly evaluates its properties to assess their strategic attributes in terms of meeting its financial goals and objectives. The Company will purchase properties where the demographics and business climates are favorable to the development of core and contiguous cellular systems and will pursue the sale of properties deemed to be non-strategic.

     On February 3, 1995, the Company signed a definitive agreement to exchange its cellular assets (the "Exchange") in the Minneapolis, Minnesota MSA and the Albuquerque, New Mexico MSA for a portion of US WEST NewVector Group, Inc.'s cellular assets in the San Diego, California MSA ("San Diego MSA"). The Exchange will give the Company a 28 percent interest, as a tenant-in-common, in the assets of the cellular system serving the San Diego MSA. The Exchange will reduce the Company's POPs by approximately 290,000. The transaction is subject to regulatory approvals and is expected to close during 1995.

     In December 1993, the Company signed a definitive agreement whereby NYNEX Mobile Communications Company ("NYNEX") agreed to purchase the Company's interest in the MSA systems serving Orange County, Poughkeepsie, Binghamton and Elmira, New York; Manchester, New Hampshire; and Burlington, Vermont. Also included are New Hampshire RSA 2; Vermont RSAs 1 and 2A; New York RSAs 2 and 3; and Pennsylvania RSAs 3A and 4A. The Orange County and Poughkeepsie MSAs were sold in 1993. During 1994, the Company sold its interests in the Manchester, New Hampshire and Burlington, Vermont MSAs, New Hampshire RSA 2 , Vermont RSAs 1 and 2A and New York RSA 2. Additionally, as part of the agreement, NYNEX will purchase the Company's interest in the Binghamton and Elmira, New York MSAs, Pennsylvania RSAs 3A and 4A, and New York RSA 3 pending the receipt of certain regulatory approvals.

     In addition to the acquisitions and dispositions that occurred between 1992 and 1994, the Company purchased 13 MSAs located in Tennessee, Kentucky and Alabama (the "Southeast Properties") from McCaw Cellular Communications Inc. ("McCaw") for approximately $1.32 billion during 1990. The

                              CONTEL CELLULAR INC.

acquisition was financed through an interim intercompany loan from Contel Capital Corporation ("Contel Capital"), a wholly owned subsidiary of Contel. Refer to Note 10 for additional information regarding this loan.

     Acquisition and disposition transactions completed as of December 31, 1994, by the Company are included in the table below.

                                                                                     MSA             RSA
                                                                  PERCENTAGE       COMPANY         COMPANY
                                                  ESTIMATED       PURCHASED/     POPULATION      POPULATION
        1994                  MARKET            POPULATION(1)        SOLD        EQUIVALENTS     EQUIVALENTS
---------------------  ---------------------    -------------     ----------     -----------     -----------
Acquisitions:          Tennessee 2                  155.8           100.00%                          155.8
                       Tennessee 3                  323.0            51.00%                          164.8
                       Indiana 7,8,9                608.9             3.09%                           18.8
                       Alabama 1B                   164.7             8.33%                           13.7
                       Alabama 2                    125.8           100.00%                          125.8
                       Huntsville, AL               384.9           100.00%         384.9
                       Tuscaloosa, AL               158.0              .35%            .6
                                                                                 -----------     -----------
Total Acquisitions..........................................................        385.5            478.9
                                                                                 ========         ========
Dispositions:          Manchester, NH               336.3            60.00%         201.8
                       Oregon 5                     247.1           100.00%                          247.1
                       Iowa 8                        54.6            16.67%                            9.1
                       Iowa 14                      108.4             5.56%                            6.0
                       South Dakota 5 B1             12.9            33.33%                            4.3
                       North Carolina 1             174.1            50.00%                           87.0
                       South Dakota 6 B1             35.5            14.29%                            5.1
                       New Hampshire 2              205.8            36.59%                           75.3
                       Burlington, VT               139.9           100.00%         139.9
                       Vermont 1 & 2A               310.0            83.27%                          258.2
                       Kentucky 11                  168.6           100.00%                          168.6
                       California 7                 124.2           100.00%                          124.2
                       New York 2                   234.3            25.00%                           58.6
                       Alabama 1B                   164.7            33.33%                           54.9
                       Iowa 1                        61.6             7.07%                            4.4
                                                                                 -----------     -----------
Total Dispositions..........................................................        341.7          1,102.8
                                                                                 ========         ========

Total Company Population Equivalents at December 31, 1994........................................ 23,897.1
                                                                                                  ========
Total Gains on Sales of Cellular Interests for the year ended December 31, 1994 ................. $ 96,607

---------------
(1) Population figures are reported by the Donnelly marketing population estimates each year for counties comprising FCC defined MSAs and RSAs.

Note: Population figures and dollar amounts are in thousands.

                              CONTEL CELLULAR INC.

                                                                                    MSA             RSA
                                                                 PERCENTAGE       COMPANY         COMPANY
                                                 ESTIMATED       PURCHASED/     POPULATION      POPULATION
                           MARKET              POPULATION(1)        SOLD        EQUIVALENTS     EQUIVALENTS
               ------------------------------  -------------     ----------     -----------     -----------
1993
Acquisitions:  San Francisco, San Jose,
               Vallejo, Santa Rosa, Salinas &
               Santa Cruz, CA                     6,800.2             0.06%          4.3
               Tuscaloosa, AL                       154.7             2.80%          4.3
               New York 3                           476.4             2.50%                         11.9
               Tennessee 6 & 9                      202.4           100.00%                        202.4
                                                                                -----------     -----------
Total Acquisitions.........................................................          8.6           214.3
                                                                                ========        ========
Dispositions:  Orange County & Poughkeepsie,
               NY                                   581.5            25.00%        145.4
               Rapid City, SD                       106.6           100.00%        106.6
               Marion & Winston Co. - AL 1           52.1           100.00%                         52.1
               Arizona 2, 3, 4 & 6                  649.4          Various                         191.1
               Idaho 2 & 3                           75.8          Various                          17.0
               Iowa 2, 7 10                         286.3          Various                          29.8
               Minnesota 4, 7, 8, 9, 10 & 11        803.9          Various                          61.5
               North Dakota 3                        92.0             7.69%                          7.1
               South Dakota 5-B2 & 6-B2              15.4          Various                           4.5
               Washington 1, 2, 3 & 4               505.5          Various                         122.8
                                                                                -----------     -----------
Total Dispositions.........................................................        252.0           485.9
                                                                                ========        ========

Total Company Population Equivalents at December 31, 1993 ....................................  24,089.0
                                                                                                ========
Total Gains on Sales of Cellular Interests for the year ended December 31, 1993 ..............  $ 48,023
                                                                                                ========

1992
Acquisitions:  Arkansas 1 & 8                        94.4             6.22%                          5.9
               Idaho 2                               59.9             3.04%                          1.8
               Minnesota 11                         200.8             0.20%                          0.4
                                                                                -----------     -----------
Total Acquisitions.........................................................          0.0             8.1
                                                                                ========        ========
Dispositions:  Fayetteville & Fort Smith, AR        431.9          Various         322.3
               Arkansas 1 & 8                        94.4            57.22%                         54.0
               Idaho 4 & 5                          266.1          Various                          51.0
               Oklahoma 4                           183.5            66.67%                        122.3
                                                                                -----------     -----------
Total Dispositions.........................................................        322.3           227.3
                                                                                ========        ========

Total Company Population Equivalents at December 31, 1992 ....................................  24,181.8
                                                                                                ========
Total Gains on Sales of Cellular Interests for the year ended December 31, 1992 ..............  $ 60,806
                                                                                                ========

---------------

(1) Population figures are reported by the Donnelly marketing population estimates each year for counties comprising FCC defined MSAs and RSAs.

Note: Population figures and dollar amounts are in thousands.

                              CONTEL CELLULAR INC.

6.  INCOME TAXES

     In 1994, 1993 and 1992, the Company was included in the consolidated federal income tax return of GTE. In accordance with GTE's tax sharing policy, the Company computes its federal income taxes on a separate company return basis without regard to separate company utilization of operating losses. GTE reimburses its subsidiaries for utilization of taxable losses on a quarterly basis. Refer to Note 10 for further information regarding income taxes payable to affiliates.

     The net expense (benefit) from income taxes consists of the following:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------------
                                               1994           1993           1992
                                             --------       --------       --------
                                                          (THOUSANDS)
            Current:
              Federal......................  $(33,093)      $(65,823)      $(74,176)
              State........................     8,976            707          1,200
                                             --------       --------       --------
                                              (24,117)       (65,116)       (72,976)
            Deferred:
              Federal......................    39,092         36,228         39,499
              State........................      (779)         1,169             24
                                             --------       --------       --------
                                               38,313         37,397         39,523
                                             --------       --------       --------
                                             $ 14,196       $(27,719)      $(33,453)
                                             ========       ========       ========

     The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate:

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                           1994           1993           1992
                                                          -------       --------       --------
                                                                       (THOUSANDS)
Income tax expense (benefit) at statutory rate..........  $ 5,623       $(35,923)      $(36,215)
Increase in tax expense/decrease in tax benefit
  resulting from:
  State income taxes, net of federal tax benefit........    5,327          1,219            808
  Amortization of goodwill..............................    2,695          1,755          1,462
  Retroactive impact of change in statutory federal tax
     rate...............................................       --          3,329             --
  Other, net............................................      551          1,901            492
                                                          -------       --------       --------
Actual income tax expense (benefit).....................  $14,196       $(27,719)      $(33,453)
                                                          =======       ========       ========

     The Omnibus Budget Reconciliation Act of 1993 was enacted on August 10, 1993 and includes a provision for an increase in the corporate federal income tax rate by 1% to 35%, retroactive to January 1, 1993. As a result, $3.3 million of additional deferred tax expense was recorded in September, 1993. Gains on sales of cellular interests during 1994 attributed approximately $4.9 million of state income taxes, net of federal tax benefit.

                              CONTEL CELLULAR INC.

     A summary of the components of the deferred income tax provision is as follows:

                                                                      FOR THE YEARS ENDED
                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1993        1992
                                                                -------     -------     -------
                                                                          (THOUSANDS)
Depreciation and amortization.................................  $43,344     $37,902     $36,671
Limited partnership losses....................................   (1,817)      1,990       3,380
Merger integration costs......................................       --          --       2,408
Other, net....................................................   (3,214)     (2,495)     (2,936)
                                                                -------     -------     -------
                                                                $38,313     $37,397     $39,523
                                                                =======     =======     =======

     Deferred tax assets and liabilities are comprised of the following:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
                                                                              (THOUSANDS)
Deferred Tax Liabilities:
  Depreciation and amortization........................................  $188,035     $144,691
  Limited partnership losses...........................................     8,995       10,812
  Other, net...........................................................     1,596        1,998
                                                                         --------     --------
     Total Deferred Tax Liabilities....................................   198,626      157,501
                                                                         --------     --------
Deferred Tax Assets:
  Gains on sale of partnership interests...............................     3,425        2,439
  Other postretirement benefits........................................     2,163        2,704
  Self-constructed assets..............................................     1,248          792
  Bad debt reserve.....................................................     2,550        1,339
  Other, net...........................................................       797           --
                                                                         --------     --------
     Total Deferred Tax Assets.........................................    10,183        7,274
                                                                         --------     --------
Net Deferred Taxes.....................................................   188,443      150,227
Total Net Deferred Tax Asset (classified as other current assets)......     3,251        1,654
                                                                         --------     --------
  Total Net Deferred Tax Liability.....................................  $191,694     $151,881
                                                                         ========     ========

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

                              CONTEL CELLULAR INC.

     The net pension cost included in consolidated operations for the years ended December 31, 1994, 1993 and 1992 included the following components:

                                                                    1994       1993       1992
                                                                   ------     ------     ------
                                                                           (THOUSANDS)
Benefits earned during the period................................  $2,111     $1,509     $1,618
Interest cost on projected benefit obligations...................     620        254         15
Actual return on plan assets.....................................      53        (11)        (8)
Other, net.......................................................    (372)       (53)        (9)
                                                                   ------     ------     ------
Net pension cost.................................................  $2,412     $1,699     $1,616
                                                                   ======     ======     ======

     The expected long-term rate of return on plan assets was 8.5% for 1994 and 8.25% for each of 1993 and 1992.

     The funded status of the plan at December 31, 1994 and 1993 was as follows:

                                                                            1994        1993
                                                                           -------     -------
                                                                               (THOUSANDS)
Plan assets at fair value................................................  $ 3,742     $   912
Projected benefit obligation.............................................   (9,621)     (4,860)
                                                                           -------     -------
Excess of projected obligation over assets...............................   (5,879)     (3,948)
Other, net...............................................................      147         628
                                                                           -------     -------
Accrued pension cost.....................................................  $(5,732)    $(3,320)
                                                                           =======     =======

     The projected benefit obligations at December 31, 1994 and 1993 include accumulated benefit obligations of $4.7 million and $2.1 million, respectively and vested benefit obligations of $2.5 million and $0.8 million, respectively.

     Assumptions used to develop the projected benefit obligations for 1994 and 1993 were as follows:

                                                                   DECEMBER 31,
                                                                  ---------------
                                                                  1994      1993
                                                                  -----     -----
            Discount rate.......................................  8.25%     7.50%
            Rate of salary progression..........................  5.50%     5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the Company plans are generally based on comprehensive hospital, medical and surgical benefit provisions.

     The postretirement benefit cost for the years ended December 31, 1994, 1993 and 1992 included the following components:

                                                                     1994      1993      1992
                                                                     -----     ----     ------
                                                                            (THOUSANDS)
  Benefits earned during the year..................................  $ 256     $693     $  781
  Interest on accumulated postretirement benefit obligations.......    155      291        315
  Other, net.......................................................   (153)     (36)        --
                                                                     -----     ----     ------
  Postretirement benefit cost......................................  $ 258     $948     $1,096
                                                                     =====     ====     ======

                              CONTEL CELLULAR INC.

     The following table sets forth the funded status and accrued obligation as of December 31, 1994 and 1993:

                                                                             1994        1993
                                                                            -------     ------
                                                                               (THOUSANDS)
Accumulated postretirement benefit obligations attributable to:
  Retirees................................................................  $   482     $  182
  Fully eligible plan participants........................................       12         --
  Other active plan participants..........................................    1,594      1,814
                                                                            -------     ------
Total accumulated postretirement benefit obligation.......................    2,088      1,996
Unrecognized prior service benefit........................................    4,286      2,547
Unrecognized net gain (loss)..............................................   (1,170)       415
                                                                            -------     ------
Accrued postretirement benefit obligation.................................  $ 5,204     $4,958
                                                                            =======     ======

     The assumed discount rates used to measure the accumulated postretirement benefit obligation were 8.25% and 7.5% at December 31, 1994 and 1993, respectively. The assumed health care cost trend rates in 1994 and 1993 were 12% and 13%, respectively for pre-65 participants and 9.0% and 9.5%, respectively for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one-percentage point increase in the assumed health care cost trend rates for each future year would have increased 1994 postretirement benefit cost by approximately $7 thousand and the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $47 thousand.

     During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for non-union employees retiring on or after January 1, 1995. These changes include, among others, newly established limits to the Company's annual contribution to postretirement medical costs and a revised sharing schedule based on a retiree's years of service. The net effect of these changes reduced the accumulated benefit obligation at December 31, 1993 by $3.9 million. The resulting unrecognized prior year service benefit is being amortized over the average remaining lives of the employees.

8.  COMMITMENTS AND CONTINGENCIES

LEASES

     Lease expense relates to the lease of office space, tower facilities, real estate, office equipment and vehicles. Rents charged to expense were $11.9 million, $8.8 million and $6.9 million for 1994, 1993 and 1992, respectively.

     At December 31, 1994, future minimum lease payments under noncancelable operating leases are as follows (thousands):

            1995......................................................  $11,196
            1996......................................................    9,517
            1997......................................................    6,398
            1998......................................................    3,722
            1999......................................................    1,880
            Subsequent Years..........................................    3,605
                                                                        --------
                                                                        $36,318
                                                                        ========

                              CONTEL CELLULAR INC.

CONSTRUCTION AND CAPITAL COMMITMENTS

     Capital expenditures for markets controlled and managed by the Company are expected to be funded with additional borrowings from affiliates, internally generated funds, contributions from minority partners and net distributions from Unconsolidated Partnerships.

     The Company also intends to fund its share of future capital requirements of the Unconsolidated Partnerships. The timing and amounts of such contributions are subject to the future capital requirements as determined by the managing partner, and therefore cannot be accurately estimated by the Company.

LEGAL AND REGULATORY MATTERS

     On November 24, 1993, Arthur Garabedian d.b.a. Western Mobile Telephone Company brought a class action lawsuit on behalf of himself and on behalf of all persons or entities who have subscribed to cellular radio service in the Los Angeles area against the L.A. Partnership, Pacific Telesis Group, AirTouch Communications Inc., AirTouch Cellular, GTE Mobilnet Incorporated, Contel Cellular Inc. and U.S. Cellular Corporation. The complaint alleges retail and wholesale price fixing of cellular radio service. The plaintiff is seeking in excess of $100 million in damages. The ultimate outcome of this suit is unclear at this time because discovery has not been completed. In addition, it is unclear whether the Company will remain as a named party in this lawsuit or will be involved only because of its limited ownership in the L.A. Partnership.

     The Company is subject to legal and regulatory matters in the normal course of business. No provision for any liability that may result has been made in the accompanying financial statements.

LINE OF CREDIT

     Refer to Note 10 for information regarding the Company's line of credit arrangements with GTE.

9.  OTHER LONG-TERM OBLIGATIONS

     Other long-term obligations are as follows:

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1994        1993
                                                                           -------     -------
                                                                               (THOUSANDS)
9% Promissory Notes due January 1999.....................................  $ 6,512     $ 6,512
8% Promissory Notes payable in annual installments through 1996..........   16,000      22,000
Industrial Development Revenue Bonds:
  Due 2004, interest rate of 5.6% at December 31, 1994...................    8,400       8,400
  Due 2005, interest rate of 5.6% at December 31, 1994...................    2,000       2,000
  Due 2006, interest rate of 6.1% at December 31, 1994...................    3,880       3,880
                                                                           -------     -------
Total Other Long-Term Obligations........................................  $36,792     $42,792
                                                                           -------     -------
  Less Current Portion of Other Long-Term Obligations....................   (6,000)     (6,000)
                                                                           -------     -------
                                                                           $30,792     $36,792
                                                                           =======     =======

     On December 28, 1993, the Company issued long-term promissory notes in the amount of approximately $6.5 million at a fixed interest rate of 9% in connection with the acquisition of 100% interest in Tennessee RSA 9. Accrued interest on the outstanding principal amount of this note shall be paid quarterly on the first day of January, April, July and October of each year.

     In July 1991, the Company issued $28.0 million of 8% long-term promissory notes in connection with the acquisition of 100% interests in Tennessee RSAs 5 and 7. The notes are guaranteed by GTE and include

                              CONTEL CELLULAR INC.

various covenants, none of which are expected to restrict future operations. Aggregate annual repayments of this debt are $6.0 million in 1995 and $10.0 million in 1996.

     The Industrial Development Revenue Bonds are floating/fixed-rate bonds secured by irrevocable letters of credit issued by the Bank of Nova Scotia which begin to expire December 1, 1996, unless otherwise extended. The letters of credit carry a commitment fee of 1/2 of 1% per annum. The Company may, upon written notice to the bond trustee, convert the interest rate to a fixed market rate. Until converted to a fixed rate, the bonds bear interest, payable quarterly, at a rate equal to a variable percentage (ranging from 65% to 71% at December 31, 1994) of the Trust Company Bank of Atlanta's prime interest rate.

     Refer to Note 10 for information regarding the Notes Payable to Affiliates.

10.  RELATED PARTY TRANSACTIONS

GENERAL SERVICES

     Prior to the 1991 merger of GTE and Contel, the Company operated under a general services agreement with Contel. Subsequent to the merger, a new management structure was put in place. The Company's field operations, properties and corporate officers continue to remain separate from those of GTE Mobilnet Incorporated ("Mobilnet"), GTE's wholly owned cellular subsidiary. GTE Mobile Communications Service Corporation ("GTEMC") consolidated many of the staff and support functions previously performed separately by the Company and Mobilnet. On May 1, 1991, the Company entered into a services agreement with GTEMC whereby support for major functions such as accounting, information management, human resources, legal, marketing, network and technology planning were provided to the Company.

     A new management structure was implemented in January 1993, under which the GTEMC headquarters structure was functionally eliminated. Marketing and network functions, previously provided by GTEMC, are now provided directly by the Company, while the remaining functions are provided by GTE Personal Communication Services ("GTE PCS"), a division of GTE. During 1994 and 1993, costs for these services were allocated from GTE PCS to the Company. The costs allocated under the 1994 and 1993 structure do not differ significantly from the costs allocated to the Company under the 1992 methodology.

     Amounts expensed by the Company for these services were approximately $50 million, $45 million and $44 million for the years 1994, 1993 and 1992, respectively. In management's opinion, the cost allocation methodology for all periods is reasonable.

CASH MANAGEMENT AND FINANCING

     The following table summarizes the Company's Notes Payable -- Affiliates:

                                                                          DECEMBER 31,
                                                                      ---------------------
                                                                        1994         1993
                                                                      --------     --------
                                                                          (IN MILLIONS)
    Line of Credit with GTE.........................................  $  511.3     $  351.7
    Note Payable at 9.90% interest; due 8/17/00.....................      75.0           --
    Note Payable at 10.47% interest; due 3/01/98....................     700.0        700.0
    Note Payable at 7.71% interest; due 2/25/97.....................     150.0        150.0
    Note Payable at 8.97% interest; due 9/27/99.....................     150.0        150.0
    Note Payable at 8.38% interest; due 9/25/97.....................     150.0        150.0
    Note Payable at 8.08% interest; due 12/31/95....................     200.0        200.0
    Note Payable at 8.56% interest; due 12/31/96....................     200.0        200.0
                                                                      --------     --------
    Total Notes Payable -- Affiliates...............................  $2,136.3     $1,901.7
                                                                       =======      =======

                              CONTEL CELLULAR INC.

     As of January 1, 1992, the Company began using cash management services provided by GTE. The notes payable to GTE are due on demand. The line of credit with GTE may be renegotiated at any time based on the Company's working capital and construction requirements. Based on the expressed intent and ability of GTE to make funds available to the Company on a long-term basis, the accompanying consolidated balance sheets reflect the Notes payable-affiliates as long-term obligations. As of December 31, 1994, outstanding borrowings from GTE under this line of credit were $511.3 million. The interest rate on the borrowings was approximately 9.25% on December 31, 1994. This rate represents the prime rate at December 31, 1994, as quoted in the Wall Street Journal, plus a .75% per annum fee on the outstanding balance. Prior to January 1993, the rate was calculated based on GTE's cost of borrowing the funds, plus 1.5% per annum. Interest expense relating to the line of credit, which is payable monthly in arrears, was $30.8 million, $19.4 million and $23.5 million for the years 1994, 1993 and 1992, respectively.

     During 1991, the Company's $1.3 billion loan previously provided by Contel Capital was replaced with a combination of fixed- and variable-rate intercompany notes as follows: (i) $700 million at 10.47% payable to GTE, due March 1, 1998;
(ii) $150 million at 9.22% payable to GTE Finance Corporation, a wholly owned subsidiary of GTE, due February 25, 1997; and (iii) $450 million due to GTE under the same terms and provisions as borrowings under GTE's line of credit facility. Included in the interest rates above was an additional 1.5% per annum, which the Company agreed to pay GTE and GTE Finance Corporation, for GTE's agreement to become obligated under these financings.

     On September 25, 1992, the Company refinanced $300 million variable-rate debt with two $150 million fixed-rate notes, at 8.97% and 8.38% payable to GTE Finance Corporation, due on September 27, 1999 and September 25, 1997, respectively. Additionally, on December 31, 1992, the Company refinanced the variable-rate $450 million note mentioned in (iii) above with a $200 million fixed-rate note at 8.08% payable to GTE, due December 31, 1995 (as evidenced by a letter dated January 25, 1995, GTE intends to refinance this note at maturity), and a $200 million fixed-rate note at 8.56% payable to GTE, due December 31, 1996. The remaining $50 million is included in the line of credit facility previously discussed.

     On February 25, 1993, the Company refinanced the $150 million fixed-rate note mentioned in (ii) above with a $150 million fixed-rate note bearing interest at 7.71% payable to GTE Finance Corporation, due on February 25, 1997. On August 17, 1994, the Company refinanced $75 million of variable-rate debt with a $75 million fixed-rate note bearing interest at 9.90% payable to GTE Finance Corporation, due on August 17, 2000.

     Effective June 1992, the Company is charged the comparable Treasury Rate plus 3.0% per annum upon conversion of variable-rate debt to fixed-rate debt. This rate closely approximates rates that would be charged by non-affiliated commercial lenders to corporations of similar credit quality for fixed-rate debt.

     Interest expense for these notes payable to affiliates is payable to GTE semi-annually and amounted to $148.0 million, $145.4 million, and $121.0 million in 1994, 1993 and 1992, respectively. The effective interest rate under these borrowings was approximately 9.3% for the year ended December 31, 1994.

PURCHASES

     The Company purchased cellular telephone equipment and accessories during 1994 and 1993 from GTE PCS, and during 1992 from GTEMC, totaling $56.9 million, $45.7 million and $29.6 million, respectively, which approximates cost.

TRANSFER OF INTERESTS IN RSA MARKETS

     During 1988 and 1989, the Company participated in the FCC's license award process to provide cellular service in 428 RSAs throughout the country. At that time, the Company and Contel entered into an agreement whereby other subsidiaries of Contel were given the right to control or hold interests in RSA

                              CONTEL CELLULAR INC.

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

ACCOUNTS PAYABLE -- AFFILIATES

     In addition to the affiliated financing agreements disclosed above, the Company has affiliated accounts payable of $3.9 million for accrued income taxes and $0.8 million for accounts payable to limited partners at December 31, 1994, and $23.6 million for accrued income taxes at December 31, 1993.

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

12.  STOCK OPTIONS AND RESTRICTED STOCK UNITS

     In accordance with the 1987 Key Employee Stock Plan (the "Stock Plan"), the Company may grant stock options, stock appreciation rights and restricted stock units related to Class A Common Stock to key employees. The maximum number of shares of Class A Common Stock reserved for issuance under the Stock Plan is 1,000,000 of which 916,900 shares were available for future grants as of December 31, 1994.

                              CONTEL CELLULAR INC.

     The following schedule summarizes stock option transactions under the Stock
Plan:

                                                                   NUMBER OF     OPTION PRICE
                                                                    SHARES        PER SHARE
                                                                   ---------     ------------
    Outstanding at January 1, 1992...............................    97,700      15.31-22.81
         (20,465 exercisable)
         Granted.................................................     8,250         17.25
         Exercised...............................................    (8,000)        15.31
         Forfeited...............................................    (5,100)     15.31-22.81
                                                                   ---------
    Outstanding at December 31, 1992.............................    92,850      15.31-22.81
         (53,700 exercisable)
         Granted.................................................    11,400         15.00
         Exercised...............................................    (1,000)        15.31
         Forfeited...............................................   (23,900)     15.31-22.81
                                                                   ---------
    Outstanding at December 31, 1993.............................    79,350      15.00-22.81
         (56,550 exercisable)
         Granted.................................................    34,300         16.25
         Exercised...............................................   (18,300)     15.31-22.81
         Forfeited...............................................   (12,250)     15.31-22.81
                                                                   ---------
    Outstanding at December 31, 1994.............................    83,100      15.00-22.81
                                                                   ========

     Of the 83,100 stock options outstanding at December 31, 1994, 43,850 were exercisable. Included in the total number of options outstanding at December 31, 1994, are 51,950 shares which include 2/3 tandem stock appreciation rights. Stock appreciation rights provide the right to surrender all or a portion of a stock option for cash or additional shares of stock equal to the excess of fair market value on the date of exercise over the option price. The 2/3 tandem provision requires that for every two shares of stock surrendered for the appreciation right attached, one share of stock be purchased at the option price.

                              CONTEL CELLULAR INC.

13.  QUARTERLY INFORMATION (UNAUDITED)

                                                                   1994 QUARTERS
                                                  -----------------------------------------------
                                                   FOURTH       THIRD        SECOND       FIRST
                                                  --------     --------     --------     --------
                                                        (THOUSANDS, EXCEPT PER SHARE DATA)
Revenues and Sales..............................  $157,886     $149,373     $136,479     $119,217
Operating Income (Loss).........................     5,749       25,903       11,841       (2,482)
Loss from Consolidated Operations...............   (41,538)     (21,960)     (32,615)     (47,219)
Equity in Earnings of Unconsolidated
  Partnerships..................................    14,282       21,682       16,405       10,423
Gains on Sales of Cellular Interests............    20,259       43,220        3,941       29,187
Net Income (Loss)...............................    (4,489)      24,438       (9,475)      (8,603)
Net Income (Loss) Per Share.....................     (0.04)        0.24        (0.09)       (0.09)
Common Stock Market Price:
     High.......................................  $  25.25     $  24.00     $  17.25     $  18.75
     Low........................................     23.50        16.00        13.00        14.00
     Close......................................     24.94        23.63        16.50        14.25

                                                                   1993 QUARTERS
                                                  -----------------------------------------------
                                                   FOURTH       THIRD        SECOND       FIRST
                                                  --------     --------     --------     --------
                                                        (THOUSANDS, EXCEPT PER SHARE DATA)
Revenues and Sales..............................  $108,752     $ 98,176     $ 89,390     $ 77,696
Operating Loss..................................   (15,769)      (1,018)      (1,966)      (9,552)
Loss from Consolidated Operations...............   (51,758)     (43,459)     (40,524)     (52,270)
Equity in Earnings of Unconsolidated
  Partnerships..................................     9,487       12,236       11,153        4,475
Gains on Sales of Cellular Interests............    39,697        8,326           --           --
Net Loss Before Cumulative Effect of Change in
  Accounting Principle..........................    (4,536)     (17,061)     (19,834)     (33,487)
Cumulative Effect of Change in Accounting
  Principle.....................................      (241)          --           --           --
Net Loss........................................    (4,777)     (17,061)     (19,834)     (33,487)
Net Loss Per Share..............................     (0.05)       (0.17)       (0.20)       (0.33)
Common Stock Market Price:
     High.......................................  $  22.00     $  18.75     $  16.25     $  18.63
     Low........................................     15.00        15.50        13.50        13.25
     Close......................................     16.38        17.00        15.50        14.75

                              CONTEL CELLULAR INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                   COLUMN A                       COLUMN B        COLUMN C       COLUMN D        COLUMN E
----------------------------------------------  ------------     ----------     -----------     ----------
                                                 BALANCE AT      ADDITIONS      WRITE-OFFS,     BALANCE AT
                                                BEGINNING OF     CHARGED TO       NET OF          END OF
                CLASSIFICATION                     PERIOD          INCOME       RECOVERIES        PERIOD
----------------------------------------------  ------------     ----------     -----------     ----------
FOR THE YEAR ENDED DECEMBER 31, 1994
  Allowance for Doubtful Accounts.............     $4,674         $ 14,704       $ (10,822)       $8,556
                                                =========         ========        ========      ========
FOR THE YEAR ENDED DECEMBER 31, 1993
  Allowance for Doubtful Accounts.............     $4,356         $  6,298       $  (5,980)       $4,674
                                                =========         ========        ========      ========
FOR THE YEAR ENDED DECEMBER 31, 1992
  Allowance for Doubtful Accounts.............     $4,306         $  7,528       $  (7,478)       $4,356
                                                =========         ========        ========      ========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ON COMPILATION OF COMBINED FINANCIAL STATEMENTS

To the Board of Directors
and Stockholders of
Contel Cellular Inc.:

     The accompanying combined financial statements as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, have been prepared from the separate financial statements of the Los Angeles SMSA Limited Partnership, the Washington D.C. SMSA Limited Partnership, the GTE Mobilnet of California Limited Partnership, the GTE Mobilnet of South Texas Limited Partnership, the San Antonio SMSA Limited Partnership, and the Albucell Limited Partnership as described in Note 1 to the combined financial statements. We have audited the financial statements (not presented separately herein) of the GTE Mobilnet of California Limited Partnership, the GTE Mobilnet of South Texas Limited Partnership, and the Albucell Limited Partnership as of December 31, 1994 and 1993, and for the years then ended, as set forth in our reports included elsewhere in this document. Our report on the financial statements of the GTE Mobilnet of California Limited Partnership contains an explanatory paragraph with respect to the matter discussed in Note 8 to the combined financial statements. We did not audit the financial statements (also not presented separately herein) of the Los Angeles SMSA Limited Partnership, the Washington D.C. SMSA Limited Partnership, and the San Antonio SMSA Limited Partnership as of December 31, 1994 and 1993 and for the years then ended, which statements reflect assets and revenues of 55% and 63%, respectively, of the related combined 1994 totals. These statements were audited by other auditors, as set forth in their reports also included elsewhere in this document. The report of other auditors of the Los Angeles SMSA Limited Partnership contains an explanatory paragraph with respect to the matters discussed in Note 8 to the accompanying combined financial statements.

     Because of the significance of the amounts of the combined assets and revenues that have been audited by other auditors, we are unable to express, and we do not express, any opinion with respect to the fairness of the presentation of the accompanying combined financial statements. However, we have checked, for compilation only, the accompanying combined financial statements and, in our opinion, those statements have been properly compiled from the separate financial statements of the Los Angeles SMSA Limited Partnership, the Washington D.C. SMSA Limited Partnership, the GTE Mobilnet of California Limited Partnership, the GTE Mobilnet of South Texas Limited Partnership, the San Antonio SMSA Limited Partnership, and the Albucell Limited Partnership on the basis described in Note 1 to the combined financial statements.

/s/  Arthur Andersen LLP
---------------------------------------------------------
Arthur Andersen LLP

Atlanta, Georgia
March 13, 1995

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                    WASHINGTON D.C. SMSA LIMITED PARTNERSHIP
                 GTE MOBILNET OF CALIFORNIA LIMITED PARTNERSHIP
                GTE MOBILNET OF SOUTH TEXAS LIMITED PARTNERSHIP
                      SAN ANTONIO SMSA LIMITED PARTNERSHIP
                          ALBUCELL LIMITED PARTNERSHIP

                       COMBINED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                   UNAUDITED

                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                            ------------------------------------
                                                               1994          1993         1992
                                                            ----------     --------     --------
Service and Sales Revenues................................  $1,296,208     $987,371     $783,009
Costs and Expenses:
     Cost of services and sales...........................     343,993      250,947      192,250
     Selling, general and administrative..................     413,301      335,686      265,863
     Depreciation and amortization........................     126,941       97,507       85,339
                                                            ----------     --------     --------
Operating Income..........................................     411,973      303,231      239,557
Interest Income, net......................................         378          779          263
Other Income, net.........................................         923        2,966       13,943
                                                            ----------     --------     --------
Net Income................................................  $  413,274     $306,976     $253,763
                                                             =========     ========     ========

          The accompanying notes to the combined financial statements are an integral part of these statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                    WASHINGTON D.C. SMSA LIMITED PARTNERSHIP
                 GTE MOBILNET OF CALIFORNIA LIMITED PARTNERSHIP
                GTE MOBILNET OF SOUTH TEXAS LIMITED PARTNERSHIP
                      SAN ANTONIO SMSA LIMITED PARTNERSHIP
                          ALBUCELL LIMITED PARTNERSHIP

                       COMBINED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                   UNAUDITED

                                                                     FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                1994        1993        1992
                                                              ---------   ---------   ---------
Cash Flows from Operating Activities:
  Net income................................................  $ 413,274   $ 306,976   $ 253,763
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization..........................    126,941      97,507      85,339
     Provision for losses on accounts receivable............     19,987      15,221       9,839
     Other, net.............................................      4,703       6,369       8,353
     Changes in current assets and liabilities:
       Increase in receivables..............................    (57,928)    (72,067)    (26,328)
       Increase in other current assets.....................    (15,011)     (2,287)     (3,602)
       Increase in current liabilities......................     65,273      20,960      40,851
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........    557,239     372,679     368,215
Cash Flows from Investing Activities:
  Capital expenditures......................................   (315,604)   (205,919)   (205,802)
  Other, net................................................        668       1,861          84
                                                              ---------   ---------   ---------
          Net cash used in investing activities.............   (314,936)   (204,058)   (205,718)
Cash Flows from Financing Activities:
  Contributions from partners...............................      2,103      10,868       3,513
  Distributions to partners.................................   (239,922)   (178,659)   (164,031)
  Other, net................................................       (800)       (612)       (442)
                                                              ---------   ---------   ---------
          Net cash used in financing activities.............   (238,619)   (168,403)   (160,960)
                                                              ---------   ---------   ---------
Increase in Cash and Cash Equivalents.......................      3,684         218       1,537
Beginning Cash and Cash Equivalents.........................      1,988       1,770         233
                                                              ---------   ---------   ---------
Ending Cash and Cash Equivalents............................  $   5,672   $   1,988   $   1,770
                                                              =========   =========   =========

          The accompanying notes to the combined financial statements are an integral part of these statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                    WASHINGTON D.C. SMSA LIMITED PARTNERSHIP
                 GTE MOBILNET OF CALIFORNIA LIMITED PARTNERSHIP
                GTE MOBILNET OF SOUTH TEXAS LIMITED PARTNERSHIP
                      SAN ANTONIO SMSA LIMITED PARTNERSHIP
                          ALBUCELL LIMITED PARTNERSHIP

                            COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                   UNAUDITED

                                                                           DECEMBER 31,
                                                                     -------------------------
                                                                        1994           1993
                                                                     ----------     ----------
                              ASSETS
Current Assets:
  Cash and cash equivalents........................................  $   5,672      $   1,988
  Accounts receivable, net of allowance for doubtful accounts
     of $14,041 in 1994 and $11,069 in 1993........................    189,649        147,643
  Due from general partners........................................     56,998         61,063
  Other current assets.............................................     31,064         16,053
                                                                     ----------     ----------
          Total current assets.....................................    283,383        226,747
Other Assets, net of accumulated amortization of $6,121 in 1994
  and $5,177 in 1993...............................................      2,236          2,797
Property, Plant and Equipment, at cost.............................  1,354,968      1,047,515
  Less accumulated depreciation....................................   (411,949)      (296,641)
                                                                     ----------     ----------
                                                                       943,019        750,874
                                                                     ----------     ----------
          Total assets.............................................  $1,228,638     $ 980,418
                                                                     ==========     ==========
                 LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
  Accounts payable-trade...........................................  $ 100,226      $  69,458
  Accounts payable-affiliates......................................     23,173         11,191
  Advance billings and customer deposits...........................     18,642         17,000
  Accrued expenses and other current liabilities...................     75,192         47,286
                                                                     ----------     ----------
          Total current liabilities................................    217,233        144,935
Other Noncurrent Liabilities.......................................      9,709          9,242
Partners' Capital:
  Contel Cellular Inc..............................................    147,376        116,832
  Other partners...................................................    854,320        709,409
                                                                     ----------     ----------
          Total partners' capital..................................  1,001,696        826,241
                                                                     ----------     ----------
          Total liabilities and partners' capital..................  $1,228,638     $ 980,418
                                                                     ==========     ==========

          The accompanying notes to the combined financial statements are an integral part of these statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                    WASHINGTON D.C. SMSA LIMITED PARTNERSHIP
                 GTE MOBILNET OF CALIFORNIA LIMITED PARTNERSHIP
                GTE MOBILNET OF SOUTH TEXAS LIMITED PARTNERSHIP
                      SAN ANTONIO SMSA LIMITED PARTNERSHIP
                          ALBUCELL LIMITED PARTNERSHIP

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (AMOUNTS IN THOUSANDS)

                                   UNAUDITED

                                                                               OTHER
                                               GENERAL         CONTEL         LIMITED
                                               PARTNER      CELLULAR INC.     PARTNERS       TOTAL
                                               --------     -------------     --------     ----------
Balance at January 1, 1992...................  $476,776       $  77,851       $ 39,184       $593,811
  1992 Net income............................   204,401          29,933         19,429        253,763
  Contributions..............................     2,459           1,054              0          3,513
  Distributions..............................  (133,915)        (16,012)       (14,104)      (164,031)
                                               --------     -------------     --------     ----------
Balance at December 31, 1992.................   549,721          92,826         44,509        687,056
  1993 Net income............................   245,413          38,920         22,643        306,976
  Sale of partnership interest...............       869             114           (983)             0
  Contributions..............................     7,608           3,260              0         10,868
  Distributions..............................  (147,445)        (18,288)       (12,926)      (178,659)
                                               --------     -------------     --------     ----------
Balance at December 31, 1993.................   656,166         116,832         53,243        826,241
  1994 Net income............................   327,427          55,143         30,704        413,274
  Contributions..............................     1,640             163            300          2,103
  Distributions..............................  (194,580)        (24,762)       (20,580)      (239,922)
                                               --------     -------------     --------     ----------
Balance at December 31, 1994.................  $790,653       $ 147,376       $ 63,667     $1,001,696
                                               ========       =========       ========      =========

          The accompanying notes to the combined financial statements are an integral part of these statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                    WASHINGTON D.C. SMSA LIMITED PARTNERSHIP
                 GTE MOBILNET OF CALIFORNIA LIMITED PARTNERSHIP
                GTE MOBILNET OF SOUTH TEXAS LIMITED PARTNERSHIP
                      SAN ANTONIO SMSA LIMITED PARTNERSHIP
                          ALBUCELL LIMITED PARTNERSHIP

               NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

1.  ORGANIZATION AND BASIS OF COMBINATION

     The accompanying combined financial statements represent a combination of the financial statements of the Los Angeles SMSA Limited Partnership (the "Los Angeles Partnership"), the Washington D.C. SMSA Limited Partnership (the "Washington D.C. Partnership"), the GTE Mobilnet of California Limited Partnership (the "California Partnership"), the GTE Mobilnet of South Texas Limited Partnership (the "South Texas Partnership"), the San Antonio SMSA Limited Partnership (the "San Antonio Partnership") and the Albucell Limited Partnership (the "Albucell Partnership") collectively referred to as the "Partnerships" and individually as a "Partnership." Contel Cellular Inc. (the "Company") is a minority limited partner in each of the Partnerships, and accounts for its investment in the Partnerships using the equity method of accounting. These combined financial statements have been prepared to present the combined financial position, results of operations and cash flows of the Partnerships and the Company's interest in the Partnerships to comply with certain disclosure requirements of the Securities and Exchange Commission (the "SEC"). Under these SEC rules, each Partnership qualified as a significant equity investee of the Company in 1994.

     Each Partnership was formed to provide cellular telephone service in its respective standard metropolitan statistical area ("MSA"). The California, South Texas and Albucell Partnerships provide cellular service in the San Francisco, Houston and Albuquerque MSAs, respectively.

     The partners' ownership interests in the Partnerships are as follows (the general partners' interests include the limited partnership interests if the general partner also participates as a limited partner):

                                LOS ANGELES   WASHINGTON D.C.   CALIFORNIA   SOUTH TEXAS   SAN ANTONIO   ALBUCELL
                                -----------   ---------------   ----------   -----------   -----------   --------
General Partners..............       82%             65%             86%          79%           70%          51%
Limited Partners:
     Contel Cellular Inc......       11              35              11            4            30           49
     Other Partners...........        7              --               3           17            --           --
                                    ---             ---             ---          ---           ---          ---
                                    100%            100%            100%         100%          100%         100%

     The general partners in the Los Angeles, Washington D.C., California, South Texas, San Antonio and Albucell Partnerships are AirTouch Cellular (formerly Pactel Cellular), Bell Atlantic Mobile Systems of Washington, Inc. ("BAMS"), GTE Mobilnet Incorporated, GTE Mobilnet of Houston Inc., Southwestern Bell Mobile Systems, Inc. and US WEST NewVector Group, Inc., respectively.

     Profits, losses, contributions and distributable cash are allocated to the individual partners based on the respective partnership interests of each of the partners. The Los Angeles Partnership represents the most significant portion of combined total assets and net income for the years presented.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     Generally the Partnerships earn service revenues by providing access to their cellular network ("access revenue") and for usage of their cellular network ("airtime revenue"). Access revenue is billed one month in

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                    WASHINGTON D.C. SMSA LIMITED PARTNERSHIP
                 GTE MOBILNET OF CALIFORNIA LIMITED PARTNERSHIP
                GTE MOBILNET OF SOUTH TEXAS LIMITED PARTNERSHIP
                      SAN ANTONIO SMSA LIMITED PARTNERSHIP
                          ALBUCELL LIMITED PARTNERSHIP

        NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

advance and recognized when earned. Airtime (including roaming) revenue is recognized when the service is rendered. Equipment sales are recognized upon delivery of the equipment to the customer.

  Income Taxes

     Under the provisions of the Internal Revenue Code and related state statutes, the Partnerships are not taxable entities for income tax purposes. The individual partners include their share of Partnership income or loss in their respective income tax returns. Accordingly, no provision for income taxes has been made in the accompanying combined financial statements.

  Depreciation and Amortization

     Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of related assets. Upon sale or retirement of property, plant and equipment, the cost of such assets and related accumulated depreciation or amortization are eliminated from the accounts and any related gain or loss is reflected in the combined statements of operations.

  Cash Equivalents

     Cash equivalents include amounts which are readily convertible into cash and which are not subject to significant risk from fluctuations in interest rates.

  Reclassifications

     Certain accounts of the Partnerships have been reclassified to conform to a consistent presentation.

3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at December 31 (in thousands):

                                                                    1994           1993
                                                                 ----------     ----------
    Land and improvements......................................  $   13,448     $    8,442
    Buildings..................................................     205,805        160,835
    Equipment..................................................     950,712        765,606
    Furniture and fixtures.....................................      50,434         33,043
    Assets under construction..................................     134,569         79,589
                                                                 ----------     ----------
                                                                  1,354,968      1,047,515
    Less -- Accumulated depreciation...........................    (411,949)      (296,641)
                                                                 ----------     ----------
                                                                 $  943,019     $  750,874
                                                                 ==========     ==========

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                    WASHINGTON D.C. SMSA LIMITED PARTNERSHIP
                 GTE MOBILNET OF CALIFORNIA LIMITED PARTNERSHIP
                GTE MOBILNET OF SOUTH TEXAS LIMITED PARTNERSHIP
                      SAN ANTONIO SMSA LIMITED PARTNERSHIP
                          ALBUCELL LIMITED PARTNERSHIP

        NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

4.  LEASE COMMITMENTS

     Future minimum rental payments required under operating leases (primarily for real estate) with initial or remaining noncancelable lease terms in excess of one year as of December 31, 1994, are as follows (in thousands):

                1995..............................................  $ 24,181
                1996..............................................    22,724
                1997..............................................    20,632
                1998..............................................    19,146
                1999..............................................    15,874
                Thereafter........................................    45,896
                                                                    --------
                Total                                               $148,453
                                                                    ========

     Rent expense was approximately $27.4 million, $29.0 million and $17.3 million for the years ended December 31, 1994, 1993 and 1992, respectively.

5.  RELATED PARTY TRANSACTIONS

     In accordance with the Partnership agreements, the general partners are reimbursed by the Partnerships for costs incurred by the general partners on behalf of the Partnerships. These costs are expensed in the accompanying combined statements of operations and include accounting, information systems, cash management, human resources, legal, operations, marketing and other administrative services. Total charges billed by the general partners to the Partnerships were $149.4 million, $115.7 million and $106.4 million included in the accompanying combined statements of operations as selling, general and administrative expenses, and $66.6 million, $44.3 million and $34.6 million included in the accompanying combined statements of operations as cost of services and sales for the years ended December 31, 1994, 1993 and 1992, respectively.

     Certain general partners advance funds to the Partnerships as necessary to finance operations. Interest expense is charged to the Partnerships on these advances at rates consistent with the general partners' average borrowing rates.

6.  MAJOR CUSTOMERS AND SUPPLIERS

     The Los Angeles Partnership purchases substantially all its equipment from one supplier.

7.  REGULATORY INVESTIGATIONS

     Los Angeles Partnership

     On December 21, 1993, the California Public Utilities Commission ("CPUC") adopted a new Order Instituting Investigation into the regulation of mobile telephone service and wireless communications, Order Number I.93-12-007. The investigation proposes a regulatory program which would encompass all forms of mobile telephone service.

     On August 22, 1994, the CPUC issued an interim Decision that imposes a methodology in which existing cellular carriers be subject to rate cap regulation and other regulations, and requiring carriers, upon request, to permit resellers to operate reseller switches interconnected to the cellular carrier's facilities, to unbundle

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                    WASHINGTON D.C. SMSA LIMITED PARTNERSHIP
                 GTE MOBILNET OF CALIFORNIA LIMITED PARTNERSHIP
                GTE MOBILNET OF SOUTH TEXAS LIMITED PARTNERSHIP
                      SAN ANTONIO SMSA LIMITED PARTNERSHIP
                          ALBUCELL LIMITED PARTNERSHIP

        NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

cellular access charges to resellers on a market basis and to subsidize resellers' roaming revenues. The Decision further authorized the CPUC to file a petition with the Federal Communications Commission to extend the CPUC's jurisdiction over cellular carriers for at least 18 months. Application for Rehearing and Suspension has been filed by various carriers and is pending with the CPUC. Currently, the Los Angeles Partnership is unable to quantify the precise impact of this Order on its future operations, but that impact may be material to the Los Angeles Partnership under certain circumstances.

     In January 1992, the CPUC commenced a separate investigation of all cellular companies operating in California to determine their compliance with General Order number 159 ("G.O. 159"). The investigation addresses whether cellular utilities have complied with local, state or federal regulations governing the approval and construction of cellular sites in California. The CPUC may advise other agencies of violations in their jurisdictions. Currently, certain other carriers have agreed to monetary settlements as a result of this investigation.

     The Los Angeles Partnership has prepared and filed the information requested by the CPUC. The CPUC will review the information provided by the Los Angeles Partnership and, if violations of G.O. 159 are found, it may assess penalties against the Los Angeles Partnership. The outcome of this investigation is uncertain and, accordingly, no accrual for this matter has been made.

     California Partnership

     The California Partnership has also submitted information requested by the CPUC regarding compliance with G.O. 159. The CPUC will review the information provided by the California Partnership, and if violations of G.O. 159 are found, it may assess penalties against the California Partnership. The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on the California Partnership's financial statements.

8.  CONTINGENCIES

     Los Angeles Partnership

     Two agents of the competing carrier have named the Los Angeles Partnership in several complaints against the carrier. The general allegations include violations of California Unfair Practices Act and price fixing. At a recent mandatory settlement conference, plaintiffs asked for $6 million from all defendants to settle the above claims ($2.5 million from AirTouch Cellular, including the Los Angeles Partnership). The proposed settlement offer has not been accepted.

     On November 24, 1993, October 17, 1994 and November 30, 1994, three separate class action (not yet certified) suits were filed against the Los Angeles Partnership alleging conspiracy with a competing carrier to fix the price of cellular service in violation of state and federal antitrust laws. The plaintiffs are seeking injunctive relief and substantial monetary damages in excess of $100 million before trebling.

     In May 1994, several former and current agents of the competing carrier have named the Los Angeles Partnership in only one cause of action. This cause of action alleges a conspiracy with the competing carrier to fix the prices of cellular service in violation of state antitrust laws. The plaintiffs are seeking damages in excess of $100,000 for each of the plaintiff agents.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                    WASHINGTON D.C. SMSA LIMITED PARTNERSHIP
                 GTE MOBILNET OF CALIFORNIA LIMITED PARTNERSHIP
                GTE MOBILNET OF SOUTH TEXAS LIMITED PARTNERSHIP
                      SAN ANTONIO SMSA LIMITED PARTNERSHIP
                          ALBUCELL LIMITED PARTNERSHIP

        NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

     On July 18, 1994, AirTouch Cellular was served with a class action (not yet certified) suit on behalf of the Los Angeles Partnership's authorized agents. The complaint alleges "predatory practices" and seeks damages in excess of $1.6 million per agent, plus statutory treble damages.

     Washington D.C. Partnership

     During 1992 and 1993, BAMS was involved in litigation with a former sales agent in the Superior Court of Washington D.C. In December 1993, BAMS entered into a settlement agreement with the plaintiff for $11.4 million. As a result of this agreement, the Washington D.C. Partnership was allocated $10.4 million and $0.4 million (included in selling, general and administrative expenses) for their portion of the settlement and interest expense, respectively. Subsequently, in 1994 a dispute arose between BAMS and the Company because of the portion allocated to the Washington D.C. Partnership. On December 30, 1994, BAMS and the Company entered into a settlement agreement wherein BAMS agreed to reduce the allocated settlement of $10.8 million and associated legal fees by fifty percent. This resulted in a reduction to the general and administrative expenses in 1994 of $5.8 million.

     South Texas Partnership

     An agent of the South Texas Partnership brought suit against the South Texas Partnership alleging that the South Texas Partnership is in violation of its agency contract. The agent alleges that the South Texas Partnership failed to comply with a provision contained in the agent contract which allegedly requires the South Texas Partnership to offer to the plaintiff commission payments offered to any other South Texas Partnership agents which are substantially and materially better than the commission payments set forth in the plaintiff's contract.

     In early 1994, a jury trial returned a verdict in favor of the plaintiff in an amount which is to be determined in the judgment. The exposure may be up to $7 million. The general partner believes that the trial court committed several reversible errors which may result on appeal in either a reversal or a new trial. The ultimate outcome of this litigation is unknown at the present time; however, in management's opinion, the final outcome will not have a material adverse effect on the South Texas Partnership's financial statements.

     California Partnership

     On October 10, 1994 a class action suit was filed on behalf of the cellular users in the San Francisco market against the two cellular carriers serving the area. The plaintiffs allege unlawful combination and collusion by the carriers resulting in a lack of rate reduction for cellular users which has led to excessive profits for the carriers. The complaint seeks a restraining order concerning basic rates for cellular service, treble damages, plus interest and attorney's fees. At this time the general partner has not discovered any fact which supports the plaintiffs' claims and believes that any prediction of the outcome would be premature. Accordingly, no provision for any liability that might result has been made in the California Partnership's financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

         NAME, AGE AND YEAR                           PRINCIPAL OCCUPATION AND
         ELECTED AS DIRECTOR                             OTHER INFORMATION
-------------------------------------  ------------------------------------------------------
LEO JAFFE............................  Chairman Emeritus of Columbia Pictures, Inc., an
  85  1987                               entertainment complex, Chairman Emeritus of United
                                         States Information Agency -- Motion Picture and
                                         Television Sector.
JAMES L. JOHNSON.....................  Chairman Emeritus of GTE, a telecommunications
  67  1991                               company. Mr. Johnson joined GTE in 1949 and has held a
                                         variety of management positions within the Telephone
                                         Operations Group. He was elected President of the
                                         GTE Telephone Operations Group in 1981, Senior Vice
                                         President of GTE and President and Chief Operating
                                         Officer of its Telephone Operations Group in
                                         December 1983, President and Chief Operating Officer
                                         of GTE in March 1986 and Chairman and Chief
                                         Executive Officer in May 1988. Mr. Johnson is a
                                         director of GTE, MONY (The Mutual Life Insurance
                                         Company of New York), Valero Energy Corporation,
                                         Greyhound Financial Corp., AllStar Corporation BC
                                         TEL, Compania Anonima Nacional Telefonos de
                                         Venezuela, VenWorld and Harte Hanks Communications,
                                         Inc.; Member of the Texas Tech University Board of
                                         Regents and Trustee of the Joint Council on Economic
                                         Education.
ROBERT E. LABLANC....................  President of Robert E. LaBlanc Associates, Inc., a
  61  1987                               telecommunications consulting firm. Mr. LaBlanc
                                         founded and has served as President of Robert E.
                                         LaBlanc Associates, Inc. since 1981. Prior to that
                                         Mr. LaBlanc was Vice Chairman of Contel and a
                                         general partner in Salomon Brothers, Inc., an
                                         investment banking firm. Mr. LaBlanc is a director
                                         of M/A -- COM, Inc., Storage Technology Corporation,
                                         TIE/communications, Inc., Tribune Company,
                                         Prudential Global Fund, Inc., Prudential Short-Term
                                         Global Income Fund, Inc., Prudential Pacific Growth
                                         Fund, Inc., and Trustee of Prudential U.S.
                                         Government Fund. Mr. LaBlanc is also the Vice
                                         Chairman of the Manhattan College Board of Trustees.

         NAME, AGE AND YEAR                           PRINCIPAL OCCUPATION AND
         ELECTED AS DIRECTOR                             OTHER INFORMATION
-------------------------------------  ------------------------------------------------------
CHARLES R. LEE.......................  Chairman and Chief Executive Officer of GTE. Mr. Lee
  55  1991                               joined GTE in 1983 as Senior Vice President -- Finance
                                         and in 1986 he was named Senior Vice
                                         President -- Finance and Planning. He was elected
                                         President and Chief Operating Officer effective
                                         January 1, 1989, and became Chairman and Chief
                                         Executive Officer in 1992. Prior to joining GTE, he
                                         held various financial and management positions in
                                         the steel, transportation and entertainment
                                         industries. Mr. Lee is a director of GTE, United
                                         Technologies Corporation, USX Corporation and The
                                         Procter & Gamble Company. He is a member of the
                                         Business Roundtable, a Trustee of the Board of
                                         Trustees of Cornell University, a Trustee of the
                                         National Planning Association and Chairman of the
                                         New American Realities Committee of the National
                                         Planning Association, a member of The Conference
                                         Board, Harvard Business School's Board of Directors
                                         of the Associates, and a Director of the Stamford
                                         Hospital Foundation.
MICHAEL T. MASIN.....................  Vice Chairman of the Board of Directors of GTE. Mr.
  50  1991                               Masin was elected Vice Chairman on October 20, 1993.
                                         Prior to that Mr. Masin was Managing Partner of the
                                         New York office of the law firm of O'Melveny &
                                         Myers. In addition, Mr. Masin was Co-Chair of the
                                         firm's International Practice Group. Mr. Masin
                                         joined the firm in 1969 and became a partner in
                                         1977. He is a Director of GTE, Trust Company of the
                                         West (Los Angeles) and DynCorp. Mr. Masin is a
                                         Trustee of The American University, a member of the
                                         Business Committee of the Board of Trustees of the
                                         Museum of Modern Art and a member of the Council on
                                         Foreign Relations.
RUSSELL E. PALMER....................  Chairman and Chief Executive Officer of The Palmer
  60  1991                               Group. Mr. Palmer was formerly Dean, The Wharton
                                         School, University of Pennsylvania from 1983 until
                                         June 1990. Prior to that, he was managing director
                                         and Chief Executive Officer of Touche Ross
                                         International (now Deloitte & Touche), a worldwide
                                         accounting firm. Mr. Palmer joined Touche Ross in
                                         1956 and was elected managing director of Touche
                                         Ross International in 1974. Mr. Palmer is a director
                                         of GTE, Bankers Trust New York Corporation, and its
                                         subsidiary, Bankers Trust Company, May Department
                                         Stores Company, Allied-Signal, Inc., Safeguard
                                         Scientifics, Inc., Imasco Limited and Federal Home
                                         Loan Mortgage Corporation.
IRWIN SCHNEIDERMAN...................  Senior Counsel of the law firm of Cahill Gordon &
  71  1990                               Reindel. Prior to becoming senior counsel, Mr.
                                         Schneiderman was a partner with this law firm.

         NAME, AGE AND YEAR                           PRINCIPAL OCCUPATION AND
         ELECTED AS DIRECTOR                             OTHER INFORMATION
-------------------------------------  ------------------------------------------------------
NICHOLAS L. TRIVISONNO...............  Executive Vice President -- Strategic Planning of GTE
  47  1991                               and Group President, Mr. Trivisonno assumed his
                                         present position with GTE in November 1993. Prior to
                                         assuming his current position, Mr. Trivisonno was
                                         Senior Vice President -- Finance of GTE. Prior to
                                         becoming Senior Vice President of GTE, Mr.
                                         Trivisonno served as Vice President and Controller
                                         of GTE from November 1988 to January 1989. From 1968
                                         to 1988, he was associated with Arthur Andersen &
                                         Co. (now Arthur Andersen LLP) and served as the
                                         managing partner of its Stamford, Connecticut office
                                         from April 1986 to November 1988. Mr. Trivisonno is
                                         a director of Rayonier, Inc., Allendale Mutual
                                         Insurance Company, Yankee Energy Systems, Babson
                                         College, Junior Achievement and St. Joseph's Medical
                                         Center.
JAMES W. WALTER......................  Founder of Walter Industries, Inc. (formerly Jim
  72  1991                               Walter Corporation), a home construction-building
                                         materials manufacturer, in 1946 and Chairman of its
                                         Board since 1962. Mr. Walter is a director of GTE
                                         and Anchor Glass Container Corporation.
DENNIS L. WHIPPLE....................  President and Chief Executive Officer of the Company.
  51  1991                               Mr. Whipple became President of the Company in March
                                         1991. From April 1990 to March 1991, Mr. Whipple
                                         served as Vice President -- Marketing and Business
                                         Planning of GTE Mobile Communications. From 1987 to
                                         1990, Mr. Whipple served as General Manager of the
                                         Florida Region of GTE Mobilnet. From 1985 to 1987,
                                         Mr. Whipple served as Assistant Vice
                                         President -- Employee Relations of GTE Telephone
                                         Operating Group.
CHARLES WOHLSTETTER..................  Vice Chairman of the Board of Directors of GTE. Prior
  84  1987                               to joining GTE's Board, Mr. Wohlstetter was Chairman
                                         of the Board of Contel Corporation. He was one of
                                         the three co-founders of Contel and served on its
                                         Board since 1960. Mr. Wohlstetter was an investment
                                         banker and a member of the New York Stock Exchange,
                                         Inc. earlier in his career. Mr. Wohlstetter is
                                         Chairman of the Board of Tesoro Petroleum
                                         Corporation and a Director of GTE and Fifth Dimen-
                                         sion Inc.

     Directors of the Company are elected annually by the shareholders of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

                NAME AND AGE                                 PRESENT POSITION
---------------------------------------------  ---------------------------------------------
Dennis L. Whipple, 51........................  President and Chief Executive Officer
Pamela F. Lopez, 34..........................  Vice President -- Marketing
Randall L. Crouse, 49........................  Vice President -- Network Operations
Theodore J. Carrier, 41......................  Chief Financial Officer and Treasurer
Jay M. Rosen, 57.............................  Secretary
Laura E. Binion, 38..........................  General Counsel and Assistant Secretary

     Executive officers of the Company are elected annually by, and serve at the pleasure of, the Company's Board of Directors.

     Biographical information regarding each executive officer is set forth below:

     Dennis L. Whipple. Mr. Whipple has served as President and Chief Executive Officer of the Company since March 1991. From April 1990 to March 1991, he served as Vice President -- Marketing and Business Planning of GTE Mobile Communications. From June 1987 to April 1990, Mr. Whipple served as General Manager -- Florida for GTE Mobilnet.

     Pamela F. Lopez. Ms. Lopez was elected Vice President -- Marketing in December 1993. Prior to becoming an officer of the Company, Ms. Lopez was Marketing and Distribution Manager of the Company's National Region, a position she held from March 1991 to December 1993. From September 1987 to March 1991 Ms. Lopez was the Regional Agent Manager in the Company's Virginia operations.

     Randall L. Crouse. Mr. Crouse was elected Vice President -- Network Operations in January 1993. Prior to becoming an officer of the Company, Mr. Crouse was Director -- Technology Projects for GTEMC (from March 1991 to January
1993) and Director -- Advanced Technology Planning for GTEMC (from August 1987 to March 1991).

     Theodore J. Carrier. Mr. Carrier has served as Chief Financial Officer and Treasurer of the Company since March 1991. From 1989 to March 1991, he served as Controller of the Company. Mr. Carrier served as Assistant
Controller -- Financial Planning and Analysis of Contel Corporation from 1987 to 1989, and he was employed by Contel as Director of Budgets and Financial Planning and Analysis from 1986 to 1987.

     Jay M. Rosen. Mr. Rosen became Secretary of the Company in April 1991. He also currently serves as Vice President -- Government Affairs and General Counsel for GTE Telecommunications Products and Services, a position he has held since April 1991. From 1989 to April 1991, Mr. Rosen served as Vice President and Associate General Counsel -- GTE Electrical Products and Government Systems Group. From 1986 to 1989, Mr. Rosen was employed by GTE as Vice President and Associate General Counsel -- GTE Diversified Products and Systems Group.

     Laura E. Binion. Ms. Binion became General Counsel and Assistant Secretary of the Company in March 1991. From October 1986 to March 1991, Ms. Binion was Corporate Counsel for Contel Corporation.

DIRECTORS AND OFFICER SECURITIES REPORTS

     The Federal securities laws require the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all persons subject to these reporting requirements filed the required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR'S COMPENSATION

  Retainer and Meeting Fees

     Directors who are also employees of the Company, GTE or any subsidiary of GTE are not paid any fees or other remuneration, as such, for service on the Board of Directors or on any committee of the Board of Directors (a "Committee").

     Each nonemployee director receives an annual retainer for service on the Board of Directors equal to $12,000. In addition, each nonemployee director receives $1,000 for each Board of Directors or Committee meeting such director attends. Nonemployee directors are not eligible to participate in the employee incentive programs, savings plans, or stock purchase plans.

     All directors receive reimbursement of all out-of-pocket expenses they incur in attending meetings of the Board of Directors or its Committees.

     In connection with the proposed Merger, a Special Committee of independent directors of the Board of Directors was formed to negotiate the Merger on behalf of the holders of Class A Shares and make a recommendation to the Board of Directors in connection with this transaction. Members of the Special Committee each received a fee of $35,000 and the Chairman received a fee of $45,000.

EXECUTIVE COMPENSATION

  Report of the Compensation Committee

     The original compensation committee (the "Original Committee") of the Board of Directors of the Company was established on December 3, 1992. The Original Committee was formed to review and approve the annual compensation of the Company's Chief Executive Officer and senior management personnel (the "Executive Group"). On December 27, 1994, in conjunction with the approval by the Board of Directors of the Merger, the Board of Directors created a second compensation committee (the "Second Committee"; the Original Committee and the Second Committee are sometimes collectively referred to herein as the "Committees") to perform certain, but not all, of the functions of the Original Committee. The Second Committee was formed to review the base and incentive compensation of the Executive Group. The Original Committee retained the authority to determine any stock-based awards to be granted to the Executive Group. Both Committees have the same compensation philosophy.

     Compensation Philosophy. The Committees believe that the compensation for the Executive Group should attract superior individuals, reward sustained performance and maximize shareholder value. The Committees also believe that because the Company is a majority owned subsidiary of GTE, the compensation for the Executive Group should be compatible with the compensation of other GTE subsidiaries. This compatibility allows employees to transfer from the Company to other GTE business units and in turn allows the Company to draw superior employees from other parts of GTE, thereby providing vital workforce renewal.

     GTE has a uniform system of compensation among all of its subsidiaries designed to compensate executives at competitive compensation levels of comparable companies. This system is modified within each subsidiary, including the Company, based on the unit's unique business demands and comparable industry statistics. Information about GTE's compensation system has been provided to the Committees by representatives of GTE.

     To determine how GTE's uniform system of compensation should be modified and applied to the Company, the Company participates in surveys conducted by nationally recognized compensation consultants. Based on these surveys, the Committees believe that the Company's executives are compensated at or near the median of the range of comparable companies.

     The companies participating in these surveys include the cellular subsidiaries of the Regional Bell Operating Companies ("RBOC Subsidiaries") as well as independent publicly traded cellular companies. The companies included in the compensation surveys are not identical to the companies included in the Industry

Peer Group utilized in the Performance Graph on page 69 because the RBOC Subsidiaries are included in the compensation surveys but not in the Industry Peer Group. The RBOC Subsidiaries are included in the compensation surveys because they are in the same industry as the Company and are frequently competitors of the Company. They are not included in the Industry Peer Group because the stocks of the RBOC Subsidiaries are not publicly traded independently of the stocks of their parent holding companies.

     Although the Committees have attempted to keep the Company's executive compensation uniform with GTE's other subsidiaries, the Committees recognize that the Company is not wholly owned by GTE. This fact requires some deviations from GTE's standard practices. These deviations are noted, as applicable, throughout the following description of the Company's executive compensation.

     In keeping with the compensation philosophy of the Committees, the Executive Group's compensation is comprised of three components: base salary, incentive pay and stock awards.

     Base Compensation. The first component of executive pay is base salary. Each management position is given a grade level with an attendant salary range. The grade levels are determined using the Hay Job Evaluation System, an orderly and widely recognized job leveling system. The individual's performance, years of experience and prior salary increase history determine where within the salary range the individual's base salary falls.

     The base salary of each member of the Executive Group is determined by reviewing the individual's performance as well as the duties and responsibilities of the respective executive management position. The grade levels of the Executive Group are generally comparable to other similar management positions within GTE. However, because the Company is not wholly owned by GTE, the Committee reviews the grade levels and the base salary of each member of the Executive Group.

     The base compensation of Dennis L. Whipple, Chief Executive Officer of the Company, was increased from $170,700 to $190,000 effective January 3, 1994. This increase was the decision of the Original Committee. This change represented an 11.3% increase in Mr. Whipple's base salary and was based upon both the performance of the Company and Mr. Whipple in 1993. This increase also reflected a job grade adjustment based on industry trends regarding executive compensation. The Original Committee reviewed the Company's and Mr. Whipple's performance with respect to objectives related to revenue, operating income, net income, capital expenditures, reduction in bad debt, service revenue, year-end subscribers, annual subscriber churn rate, revenue per subscriber, network quality, acquisition costs and facilities costs. The Original Committee also reviewed certain qualitative objectives of Mr. Whipple including network improvement, increased customer satisfaction, increased market share, margin improvement and revenue enhancement. Each of Mr. Whipple's objectives were of substantially equivalent importance.

     The base compensation of each member of the Executive Group was also increased during 1994. The percentage increases ranged from 5% to 6% and were based upon the Company's performance of the objectives outlined above, each individual's performance, each individual's position in the assigned salary range and general industry trends regarding base compensation. All of these salary increases were determined by the Original Committee.

     The base salaries of the Chief Executive Officer and the other four most highly compensated officers of the Company are included under the "Salary" column of the Summary Compensation Table on page 66.

     Incentive Compensation. The second component of compensation of the Executive Group is incentive pay. The Chief Executive Officer participates in the GTE Executive Incentive Plan. Each other member of the Executive Group participates in the GTE Unit Incentive Plan. Under both of these plans, awards are made based upon the Company's performance during the last fiscal year and upon the individual participant's achievement of certain objectives. Both of these plans are administered by the Executive Compensation and Organization Structure Committee of the Board of Directors of GTE. However, because the Company is not a wholly owned subsidiary of GTE, decisions with respect to the amount of any award is made by the Committees. Awards for the year 1994 were determined by the Second Committee.

     The award to Mr. Whipple under the GTE Executive Incentive Plan ("EIP") was $110,300 for 1994. This award represented approximately 37% of Mr. Whipple's total cash compensation for the year and was based on both the performance of the Company and Mr. Whipple with respect to certain quantitative and qualitative objectives. The objectives reviewed by the Second Committee to determine Mr. Whipple's EIP award were essentially the same as those reviewed to determine the merit increase in his base salary. The Second Committee determined that Mr. Whipple met or exceeded the majority of these objectives.

     Each other member of the Executive Group also received an award under the GTE Unit Incentive Plan ("UIP") for 1994 performance. The total amount of these awards was $139,600. The Second Committee determined the amount of these awards based upon the same performance objectives for the Company as used to determine Mr. Whipple's EIP award, as well as each individual's performance with respect to certain pre-established goals.

     EIP and UIP awards for the Chief Executive Officer and the other four most highly compensated officers of the Company are included in the "Bonus" column of the Summary Compensation Table on page 66.

     Stock-Based Awards. The third and final component of compensation of the Executive Group is eligibility to receive certain stock-based awards under the Contel Cellular Inc. 1987 Key Employee Stock Plan (the "Option Plan"). The plan authorizes the Board of Directors or duly authorized committee thereof to grant stock options, stock appreciation rights and restricted stock units to key employees of the Company. The Board of Directors has given the Original Committee the authority to grant stock-based awards. The exercise price per share cannot be less than 100% of the fair market value of a share of Class A Common Stock on the date of grant.

     This component is designed to be a long-term incentive program for key executives of the Company which provides a direct link between the performance of the Company stock and the compensation of the Executive Group. This component is also designed to be equivalent to the stock options granted under GTE's 1991 Long Term Incentive Plan ("LTIP") for the executives of GTE's other business units. Under the LTIP, GTE grants executive and other management employees at certain levels a specified number of GTE stock options on an annual basis. Because the Company is not a wholly owned subsidiary of GTE, key executives of the Company receive Contel Cellular Inc. option grants, instead of GTE option grants. In determining the number of stock options granted, the Original Committee considered the value of long-term incentives granted by comparable companies and attempted to award option grants in amounts designated to ensure that the members of the Executive Group were compensated competitively within the industry. The Original Committee did not consider the number of options or other forms of long-term compensation currently held by any individual participant in the Option Plan, since such action may create an incentive to accelerate the exercise of such options and sale of shares.

     Mr. Whipple received a grant of 7,100 stock options and the Executive Group collectively received a grant of 9,100 stock options at an exercise price of $16.25 on March 22, 1994 under the Option Plan.

     The Summary Compensation Table and the Option/SAR Grants in Last Fiscal Year Table on page 66 and 67, respectively, summarize stock under this Plan.

     New Internal Revenue Service Rules. In late December 1993, the Internal Revenue Service issued proposed regulations limiting the deduction a publicly held corporation may take for compensation paid to its chief executive officer and its four other most highly compensated officers. The IRS regulations limit the amount that a company may deduct to one million dollars per person unless the compensation constitutes "performance based" compensation. Final rules have not yet been issued. Currently no Company executive receives compensation which would subject the Company to this regulation.

     Other Compensation. Employees of the Company also participate in various broad-based GTE employee benefit plans. Members of the Executive Group participate in these plans on the same terms as eligible non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executives under the plans. GTE offers an Employees' Stock Plan pursuant to the provisions of Section 423 of the Internal Revenue Code of 1986, as amended (the "Code") under which employees may purchase GTE Common Stock at a discount. The GTE Savings Plan (the "Savings Plan") offered pursuant to provisions of

Section 401(k) of the Code permits employees to invest in a variety of funds on a pre- or after-tax basis. Matching contributions under the Savings Plan are made in GTE Common Stock. Company employees participate in pension plans, insurance and other benefit plans.

Original Committee

Russell E. Palmer, Chairman
Terry S. Parker
Irwin Schneiderman

Second Committee

Charles R. Lee
Michael T. Masin
Nicholas L. Trivisonno

Date: March 28, 1995

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The directors whose names appear at the conclusion of the Report of the Compensation Committee currently serve as either members of the Original Committee or the Second Committee. Mr. Russell E. Palmer is a member of the Board of Directors of GTE. During the time period discussed in the Report of the Compensation Committee, Mr. Terry S. Parker was Senior Vice President of GTE, Chairman of the Company and President of Personal Communications Services, a division of GTE. Mr. Parker will retire from GTE and resigned his positions with GTE and the Company effective March 1, 1995. Mr. Charles R. Lee is the Chairman of the Board of Directors of GTE and its Chief Executive Officer. Mr. Michael T. Masin is the Vice Chairman of the Board of Directors of GTE. Mr. Nicholas L. Trivisonno is Executive Vice President -- Strategic Planning of GTE and Group President.

EXECUTIVE COMPENSATION TABLES

     The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth information about the compensation of the Chief Executive Officer and each of the other four executive officers of the Company at December 31, 1994 for services in all capacities to the Company and its subsidiaries.

                                                                                      LONG-TERM COMPENSATION
                                                                                ----------------------------------
                                                   ANNUAL COMPENSATION
                                             --------------------------------            AWARDS            PAYOUTS     ALL
                                                                     OTHER      ------------------------   -------    OTHER
                                                                     ANNUAL     RESTRICTED    OPTIONS/      LTIP     COMPEN-
         NAME AND PRINCIPAL                   SALARY     BONUS      COMPEN-       STOCK         SARS       PAYOUTS   SATION
              POSITION                YEAR    ($)(1)      ($)      SATION ($)   AWARDS (#)     (#)(2)      ($)(3)    ($)(4)
------------------------------------  ----   --------   --------   ----------   ----------   -----------   -------   -------
Dennis L. Whipple...................  1994   $190,004   $110,300        0            0       7,100/4,733     N/A     $5,041
President, Chief Executive Officer    1993    169,142     69,300        0            0       3,300/2,200     N/A      4,927
  and Director                        1992    166,407     60,600        0            0       8,250/5,500     N/A      4,739
Todd E. Eliason.....................  1994    138,838     66,400        0            0       3,700/2,467     N/A      3,669
Vice President -- Operations(5)       1993    122,285     45,500        0            0       1,800/1,200     N/A          0
                                      1992     41,538     49,300        0            0                 0     N/A      3,526
Randall L. Crouse...................  1994    125,769     46,200        0            0       1,700/1,133     N/A      3,586
Vice President -- Network             1993    119,592     38,400        0            0         1,400/933     N/A          0
Operations(6)
Laura E. Binion.....................  1994    108,108     41,400        0            0         1,000/667     N/A          0
General Counsel(7)                    1993    101,946     26,100        0            0           700/467     N/A          0
Pamela F. Lopez.....................  1994     95,346     47,600        0            0       1,700/1,133     N/A      2,280
Vice President -- Marketing(8)        1993     70,408     15,800        0            0                 0     N/A      2,208

---------------

(1) Company executives are paid bi-weekly. As a result of this cycle, executives received 27 payments of base salary in 1992, rather than the usual 26. The data in the table includes the extra payment and, accordingly, overstates the 1992 base salary rate by 1/26th, or 3.8%.
(2) Two-thirds of the stock options granted allow stock appreciation rights to be substituted for the corresponding options.
(3) The Company has not adopted a long-term incentive plan.
(4) All other compensation for 1994 includes Company contributions to the GTE Savings Plan and Company contributions to the GTE Executive Salary Deferral Plan.
(5) Mr. Eliason became Vice President -- Operations on January 3, 1994. Prior to that time he was Vice President/General Manager -- National Region effective August 1992. The 1992 salary listed in the table for Mr. Eliason reflects only his salary for the portion of the year he was employed by the Company. Mr. Eliason became President -- GTE Telecommunications Services, Inc. effective January 16, 1995. Accordingly, Mr. Eliason resigned as Vice President -- Operations of the Company effective January 16, 1995.
(6) Mr. Crouse became Vice President -- Network Operations on January 18, 1993. The 1993 salary listed in the table for Mr. Crouse reflects only his salary for the portion of the year he was employed by the Company.
(7) Ms. Binion became an officer of the Company on January 18, 1993.
(8) Ms. Lopez became Vice President -- Marketing on December 6, 1993.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     The following table shows all grants of options and tandem stock appreciation rights (SARs) to the named executive officers of the Company in 1994. The options and SARs were granted under the Option Plan. Pursuant to Securities and Exchange (the "SEC") rules, the table also shows the value of the options granted at the end of the option term (ten years) if the stock price were to appreciate annually by 5% and 10% respectively.


                                                                                                POTENTIAL REALIZABLE VALUE
                                                                                                 AT ASSUMED ANNUAL RATES
                                                                                                      OF STOCK PRICE
                                                                                                       APPRECIATION
                                                  INDIVIDUAL GRANTS                                  FOR OPTION TERM
                         --------------------------------------------------------------------   --------------------------
                                                  PERCENT OF TOTAL
                          NUMBER OF SECURITIES      OPTIONS/SARS
                               UNDERLYING            GRANTED TO      EXERCISE OR
                              OPTIONS/SARS          EMPLOYEES IN     BASE PRICE    EXPIRATION
         NAME                  GRANTED(1)           FISCAL YEAR        ($/SH)         DATE      0%       5%         10%
-----------------------  ----------------------   ----------------   -----------   ----------   ---    -------    --------
Dennis L. Whipple......        7,100/4,733              20.07%         $ 16.25      03/21/04    $ 0    $72,559    $183,878
Todd E. Eliason(2).....        3,700/2,467              10.79            16.25      03/21/04      0     37,812      95,824
Randall L. Crouse......        1,700/1,133               4.96            16.25      03/21/04      0     17,373      44,027
Pamela F. Lopez........        1,700/1,133               4.96            16.25      03/21/04      0     17,373      44,027
Laura E. Binion........          1,000/667               2.92            16.25      03/21/04      0     10,220      25,898

---------------

(1) Two-thirds of the stock options granted allow SARs to be substituted for the corresponding options.
(2) Since Mr. Eliason resigned from his position with the Company on January 16, 1995 to become President -- GTE Telecommunications Services, Inc., all options granted to Mr. Eliason have lapsed.

     GTE intends to acquire the Company's Class A Common Stock through the Merger. In the Merger, each share of Class A Common Stock will be converted into the right to receive $25.50 in cash. Accordingly, the price of the Company's Class A Common Stock is not expected to increase above its current level.

     In connection with the Merger, GTE has offered to make cash payments to the holders of the options granted under the Option Plan who agree to surrender all of their options. Each optionholder who agrees to surrender all of his or her options will receive a cash payment for each option canceled, whether or not currently vested (so long as the exercise period has not lapsed), equal to $25.50 multiplied by the number of Class A Shares subject to such options, less the exercise price for such option. If the vesting of the options is accelerated and if all of the options are surrendered, the maximum amount paid to Messrs. Whipple and Crouse and Ms. Lopez and Ms. Binion will be $168,388, $30,425, $15,725, and $16,660, respectively.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information as to options and stock appreciation rights exercised by each of the named executive officers of the Company during 1994 and the value of options and stock appreciation rights held by such officers at fiscal year end measured in terms of the closing price of the Class A Shares on December 31, 1994.

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                              OPTIONS/SARS AT          IN-THE-MONEY OPTIONS/SARS
                                                            FISCAL YEAR END(1)           AT FISCAL YEAR END($)
                       SHARES ACQUIRED      VALUE       ---------------------------   ---------------------------
        NAME           ON EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------  ---------------   ------------   -----------   -------------   -----------   -------------
Dennis L. Whipple....         0               $0        6,600/4,400    12,050/8,033     $53,213        $61,681
Todd E. Eliason(2)...         0                0            600/400     4,900/3,267       5,963         44,069
Randall L. Crouse....         0                0            467/311     2,633/1,755       4,641         24,040
Pamela F. Lopez......         0                0                  0     1,700/1,133           0         14,769
Laura E. Binion......         0                0            233/155       1,467/978       2,315         13,328

---------------

(1) The SARs granted may be substituted for the corresponding stock options.
(2) Since Mr. Eliason resigned from his position with the Company on January 16, 1995 to become President -- GTE Telecommunications Services, Inc., all options granted to Mr. Eliason have lapsed.

RETIREMENT PROGRAMS

  Pension Plans

     Employees of the Company participate in the pension plan maintained by GTE Service Corporation (the "GTE Pension Plan"), which is a non-contributory pension plan based on years of service. The estimated annual benefits payable, calculated on a single life annuity basis, under the GTE Pension Plan at normal retirement at age 65, based upon final average earnings and years of employment, is illustrated in the table below:

                               PENSION PLAN TABLE

                                       YEARS OF SERVICE
FINAL AVERAGE     ----------------------------------------------------------
  EARNINGS          15          20           25           30           35
-------------     -------     -------     --------     --------     --------
  $ 125,000      $ 26,166    $ 34,888     $ 43,610     $ 52,332     $ 61,054
    150,000        31,532      42,042       52,553       63,063       73,574
    175,000        37,041      49,388       61,735       74,082       86,429
    200,000        42,407      56,542       70,678       84,813       99,949
    300,000        64,157      85,542      106,928      128,313      149,699
    400,000        85,907     114,542      143,178      171,813      200,449

     Pension benefits to be paid from the GTE Pension Plan and contributions to the GTE Pension Plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payment. Under the GTE Pension Plan, pensions are computed on a two-rate formula basis of 1.15% to 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Social Security
Act), and the 1.45% service credit being applied to that portion of the average annual salary that exceeds said level. As of March 15, 1995, the credited years of service under the GTE Pension Plans for Messrs. Whipple, Eliason and Crouse and for Ms. Lopez and Ms. Binion are 23, 18, 30, 8 and 8, respectively.

     Under federal law, an employee's benefits under a qualified pension plan such as the GTE Pension Plan are limited to certain maximum amounts. Certain qualified employees of the Company also participate in the

GTE Supplemental Executive Retirement Plan ("SERP") which supplements the benefits of any participant in the qualified pension plan by direct payment of a lump sum or by an annuity, on an unfunded basis, of the amount by which any participant's benefits under the GTE Pension Plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the qualified pension plan on remuneration accrued under the management incentive plans. The amounts of the additional payments are included in the Pension Plan Table set forth above under the column entitled "Final Average Earnings". In 1994, Messrs. Whipple, Eliason and Crouse and Ms. Lopez and Ms. Binion participated in SERP.

  Executive Retired Life Insurance Plan

     Messrs. Whipple and Eliason also participated in the GTE Executive Retired Life Insurance Plan ("ERLIP"), which provides for a post-retirement life insurance benefit of up to three times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance, or, optionally, an equivalent amount may be paid as a lump sum payment equal to the present value of life insurance amount (based on actuarial factors and the interest rate then in effect), as an annuity or as installment payments. If an optional payment method is selected, the ERLIP benefit will be based on the actuarial equivalent of the present value of the life insurance amount.

TRANSITION ARRANGEMENTS

     In order to provide a degree of continuity during the merger transition process, GTE has entered into a Transition Bonus Agreement with two executives, Dennis L. Whipple, President and Chief Executive Officer of the Company, and Theodore J. Carrier, Treasurer and Chief Financial Officer of the Company. If Mr. Whipple agrees to remain with GTE from the date of the Merger until December 31, 1995 or such earlier date as the parties may determine, he will be eligible for a transition bonus equal to 100% of the sum of his final GTE annual base rate of pay and the average of his GTE Executive Incentive Plan ("EIP") awards for the 1993 and 1994 plan years. If Mr. Carrier agrees to remain with GTE through December 31, 1995, he will be eligible for a transition bonus equal to 100% of the sum of his final GTE annual base rate of pay and the average of his EIP awards for the 1992, 1993, and 1994 plan years. In addition, Mr. Whipple will receive an initial bonus of $20,000. In 1995, Mr. Whipple will participate in the 1994-1995 and 1994-1996 GTE Long-Term Incentive Plan performance bonus award cycles and the 1995-1997 cycle. If Mr. Whipple remains on the payroll to the end of the agreed upon period then, in lieu of an award for the 1995-1997 bonus award cycle, he will receive an equivalent bonus award prorated to December 31, 1995.

     Any executive officer whose employment is involuntarily terminated will receive an enhanced retirement benefit paid out of GTE's qualified pension assets pursuant to the terms of the GTE's Involuntary Separation Plan ("ISEP"). ISEP provides for a benefit based on length of service and/or grade level and the benefit will not exceed 120% of one year's salary. Mr. Whipple's and Mr. Carrier's ISEP benefits also include a non-qualified benefit attributable to their EIP award for the three previous years.

PERFORMANCE GRAPH(1)

     The following table shows a comparison of the total return to holders of the Class A Shares of the Company, its Industry Peer Group, and the Nasdaq Composite Index ("NASDAQ Index").


                                   [GRAPH]


      Measurement Period             Contel       Industry Peer
    (Fiscal Year Covered)           Cellular        Group(2)      NASDAQ Index
Dec. 29, 1989                          100             100             100
Dec. 31, 1990                        78.22           65.33           84.92
Dec. 31, 1991                        89.11           87.26          136.28
Dec. 31, 1992                        70.30           94.73          158.58
Dec. 31, 1993                        64.85          138.04          180.93
Dec. 31, 1994                        98.76          163.71          176.91

     (1) Assumes $100 invested on December 29, 1989.
     (2) Industry Peer Group is comprised of LIN Broadcasting Corp., United States Cellular, Inc., Vanguard Cellular Systems and McCaw Cellular Communications, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CERTAIN BENEFICIAL OWNERS

     The following table contains certain information regarding the only persons known to the Company as of February 13, 1995 to be beneficial owners of more than 5% of any class of the Company's voting securities:

                                                                    AMOUNT OF
                                        NAME AND ADDRESS OF         BENEFICIAL     PERCENTAGE
           TITLE OF CLASS                BENEFICIAL OWNER           OWNERSHIP       OF CLASS
    -----------------------------  -----------------------------    ----------     ----------
    Class A Common Stock.........  CS First Boston, Inc.               551,480(2)     5.54%
                                   Park Avenue Plaza
                                   55 East 52nd Street
                                   New York, NY 10055(1)
    Class B Common Stock.........  GTE Corporation                  90,000,000(4)      100%
                                   One Stamford Forum
                                   Stamford, CT 06904(3)

---------------
(1) This information was obtained from a Schedule 13G filed with the SEC on February 13, 1995 by CS First Boston, Inc.

(2) The Schedule 13G filed by CS First Boston, Inc. discloses that CS First Boston, Inc. exercises sole voting power and sole dispositive power over these shares.

(3) GTE acquired beneficial ownership of these shares as a result of the merger of a subsidiary of GTE into Contel. Contel remains the holder of record of these shares. The address of Contel is One Stamford Forum, Stamford, Connecticut 06904.

(4) GTE, through Contel, exercises sole voting power and sole dispositive power over these shares.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The number of Class A Shares and shares of GTE Common Stock owned by each director and executive officer of the Company as of February 13, 1995 is set forth in the table below. Unless otherwise indicated, all persons shown in the table have sole voting and investment power with respect to the shares shown.

                                                      NUMBER OF SHARES
                                                      OF CLASS A COMMON
                                                            STOCK            NUMBER OF SHARES OF
                                                        BENEFICIALLY          GTE COMMON STOCK
                    NAME OF DIRECTOR                      OWNED(1)          BENEFICIALLY OWNED(2)
    ------------------------------------------------  -----------------     ---------------------
    Leo Jaffe.......................................         2,000                        0
    James L. Johnson................................             0                  722,085(3)(4)
    Robert E. LaBlanc...............................         4,000                        0
    Charles R. Lee..................................             0                  634,148(3)(4)
    Michael T. Masin................................             0                   75,291(3)(5)
    Russell E. Palmer...............................             0                    2,000(6)
    Irwin Schneiderman..............................             0                        0
    Nicholas L. Trivisonno..........................             0                  181,956(3)(4)
    James W. Walter.................................             0                   12,000(7)
    Dennis L. Whipple...............................        18,650(8)                 9,724(3)(4)
    Charles Wohlstetter.............................             0                  232,655

                                                    NUMBER OF SHARES OF
                                                    CLASS A COMMON STOCK      NUMBER OF SHARES OF
                                                        BENEFICIALLY           GTE COMMON STOCK
              NAME OF EXECUTIVE OFFICER                   OWNED(1)           BENEFICIALLY OWNED(2)
    ----------------------------------------------  --------------------     ---------------------
    Dennis L. Whipple.............................         18,650(8)                   9,724(3)(4)
    Randall L. Crouse.............................          3,100(8)                   5,505(4)
    Pamela F. Lopez...............................          1,700(8)                   2,585(4)
    Laura E. Binion...............................          1,700(8)                   1,905(3)(4)
    All directors and executive officers as a
      group
      (the "Executive Group")(9)..................         46,150                  1,928,065(3)(4)

---------------
(1) Each of these amounts, and all of them in the aggregate, represented less than 1% of the outstanding Class A Shares as of February 13, 1995.

(2) Each of these amounts, and all of them in the aggregate, represented less than 1% of the outstanding shares of GTE Common Stock as of January 31, 1995.

(3) Included in the number of shares beneficially owned by Messrs. Johnson, Lee, Masin, Trivisonno, Whipple and Ms. Binion and the Executive Group are:
    633,300; 553,399; 72,599; 170,233; 5,300; 816; and 1,461,279 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(4) This amount includes shares acquired through participation in GTE's Consolidated Employee Stock Ownership Plan and/or Savings Plan.

(5) In addition to the shares of GTE Common Stock shown above, Mr. Masin owns 10,088 GTE Common Stock Units, which are payable in cash under the Deferred Compensation Plan and Phantom Stock Plan for Nonemployee Members of the Board of Directors of GTE Corporation (the "Deferred Compensation Plan"). Mr. Masin was a non-employee director of GTE prior to joining GTE as Vice Chairman in 1993.

(6) In addition to the shares of GTE Common Stock shown above, Mr. Palmer owns 1,294 GTE Common Stock Units, which are payable in cash under the Deferred Compensation Plan.

(7) In addition to the shares of GTE Common Stock shown above, Mr. Walter owns 121,116 GTE Common Stock Units, which are payable in cash under the Deferred Compensation Plan.

(8) Included in the number of shares beneficially owned by Messrs. Whipple and Crouse and Ms. Lopez and Ms. Binion and the Executive Group are 18,650, 3,100, 1,700, 1,700 and 40,150 shares, respectively, which such persons have the right to acquire upon the exercise of certain stock options. Pursuant to an offer made by the Company in connection with the Merger, such options, whether or not currently vested, may be surrendered for a cash payment equal to $25.50 times the number of shares issuable upon exercise thereof, less the exercise price applicable thereto. If Messrs. Whipple and Crouse and Ms. Lopez and Ms. Binion and the Executive Group agree to surrender the options they hold, the maximum amount payable to those individuals and the Executive Group is $168,388, $30,425, $15,725, $16,600 and $290,898, respectively.

(9) Since Mr. Eliason resigned from his position with the Company on January 16, 1995 to become President -- GTE Telecommunications Services, Inc., all options granted to Mr. Eliason have lapsed and are not included in this table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ARRANGEMENTS AND TRANSACTIONS WITH CONTEL AND GTE

     The Company was initially formed as a wholly owned subsidiary of Contel Corporation. On March 14, 1991, GTE Exchange Corporation, a wholly owned subsidiary of GTE, merged into and with Contel (the "Contel Merger"), and Contel became a wholly owned subsidiary of GTE. On January 7, 1993, Contel adopted a Plan of Merger pursuant to which Contel will merge into and with GTE no later than December 31, 1995.

     GTE, through Contel, currently owns all of the Company's Class B Common Stock, which constitutes approximately 90% of the Company's outstanding capital stock. As a result of the disproportionate voting rights between Class A Common Stock and Class B Common Stock (one vote for each share of the Class A Common Stock compared with five votes for each share of the Class B Common Stock), GTE controls approximately 97.8% of the combined voting power of both classes of the Company's capital stock. Eight of the Company's eleven members of the Board of Directors of the Company are currently executive officers or directors of GTE, or one of its subsidiaries. Based on its continuing ownership of Class B Common Stock, GTE will continue to have the ability, without the approval of the Company's public stockholders, to elect all of the Company's directors, to direct or substantially influence the Company's affairs and policies, to amend the Company's Amended and Restated Certificate of Incorporation, to effect a merger, sale of assets, or other corporate transaction and to defeat any hostile tender offer.

     On December 27, 1994, the Company's Board of Directors approved the Merger and the Merger Agreement pursuant to which (i) each Class A Share (other than Class A Shares as to which appraisal rights have been properly exercised under the Delaware General Corporation Law), will be converted into the right to receive $25.50 in cash, without interest, subject to back-up withholding taxes,
(ii) each Class A Share held by the Company and each outstanding share of the common stock of CCI Acquisition will be cancelled, and no payment will be made with respect thereto and (iii) each outstanding share of the Class B Common Stock of the Company, par value $1.00 per share, will continue to be outstanding.

     The Company, Contel and GTE have a number of financial, operating and other arrangements and have engaged in certain transactions believed to be of mutual benefit. The terms of these arrangements have been established by Contel and GTE in consultation with the Company but are not the result of arms-length negotiations. The following is a summary of the principal arrangements and transactions among the Company, Contel and GTE.

     Taxes. The Company and GTE have a tax sharing arrangement under which the Company and its subsidiaries are included in the consolidated federal income tax returns and in certain state income and franchise tax returns of GTE. Tax payments, if applicable, are made by the Company to GTE on a quarterly basis using methods prescribed by GTE. When the Company and its subsidiaries generate a federal tax loss or excess credits (credits exceeding tax liability), the Company is reimbursed by GTE on a quarterly basis based on the actual loss or credit which may be utilized in the consolidated GTE federal tax returns.

     With respect to states permitting unitary or combined tax filings, GTE includes the Company and its subsidiaries in its unitary or combined tax filing. The Company pays to GTE an amount equal to the state income or franchise tax that would have been payable by the Company or its subsidiaries if a separate tax return had been filed.

     Financing and Cash Management. During 1994, the Company relied on GTE for its short term and long term cash needs. The Company's long term cash needs are mainly the result of its acquisition in February 1990 of the cellular telephone properties previously owned by McCaw Cellular Communications, Inc. in Kentucky, Alabama and Tennessee (the "Southeast Properties") for approximately $1.3 billion and subsequent borrowings to pay interest on such amount. The $1.3 billion was originally funded by a loan from Contel Capital Corporation, which at that time was a wholly owned subsidiary of Contel, which became due in July 1991. This original loan was replaced in 1991 with (i) a $700 million loan from GTE to the Company bearing interest at 10.47% and maturing on March 1, 1998,
(ii) a $150 million loan from GTE Finance Corporation ("GTE Finance"), a wholly owned subsidiary of GTE, bearing interest at 9.22% and maturing on February 15, 1993 (subsequently refinanced as set forth below), and (iii) a variable rate note from GTE bearing interest at one and one-half percentage points above GTE's external cost of borrowing these funds. The interest rate on the notes described in (i) and (ii) above include an additional one and one-half percentage point of interest in excess of the interest paid by GTE for these funds.

     During 1992, the Company began a program of converting a portion of its variable rate debt, including a portion of the debt incurred in connection with the acquisition of the Southeast Properties, to fixed rate debt. As a result of this program, the Company entered into the following loans in 1992, 1993 and 1994: (i) a $150 million loan from GTE Finance to the Company bearing interest at 8.38% and maturing on September 25, 1997, (ii) a $150 million loan from GTE Finance to the Company bearing interest at 8.97% and maturing on September 27, 1999, (iii) a $200 million loan from GTE to the Company bearing interest at 8.56% and maturing on December 31, 1996, (iv) a $200 million loan from GTE to the Company bearing interest at 8.08% and maturing on December 31, 1995, (v) a $150 million loan from GTE Finance to the Company bearing interest at 7.71% and maturing on February 25, 1997 and (vi) a $75 million loan from GTE Finance to the Company bearing interest at 9.90% and maturing on August 17, 2000. The interest rates on these loans were comparable to rates for United States Treasury securities of similar maturity plus 3% per annum at the time such loans were entered into and are the rates which GTE believes approximate the interest rates the Company could have obtained in the marketplace from nonaffiliated lenders. These rates exceed the interest paid by GTE for these funds. As of December 31, 1994, the Company has borrowed approximately $1.63 billion from GTE and GTE Finance in fixed rate debt.

     The Company fulfills its immediate cash needs with an intercompany note from GTE (the "ICN"). The amount borrowed and the rate of interest on the ICN fluctuate daily. As of December 31, 1994 the amount of the ICN was approximately $495 million. During 1994, the interest rate on the ICN was the daily Prime Rate quoted in The Wall Street Journal plus .75%, which is the interest rate which GTE believes approximates the interest rate the Company could have obtained in the marketplace from nonaffiliated lenders and exceeds the interest paid by GTE for these funds.

     In January 1995, GTE provided the Company with a letter stating that GTE had no plans or intentions to discontinue providing financial support to the Company through intercompany credit facilities to meet ongoing operating and capital requirements, and that GTE would not demand payment under intercompany credit facilities before June 30, 1996.

     During 1994, the Company also received cash management services from GTE.

     Trademark License Agreement. The Company and Contel have entered into an agreement under which the Company has been granted a non-exclusive, non-transferrable license and right to use the trademark, service mark and design "CONTEL CELLULAR". This grant may be terminated at the sole discretion of Contel and will automatically terminate if Contel no longer owns a majority of the outstanding common stock of the Company.

     General Services. During 1994, the Company received numerous services, both primary and supplemental, from GTE PCS pursuant to the Services Agreement between the Company and GTEMC. These services were also provided to GTE's wholly owned cellular subsidiary, GTE Mobilnet, and included accounting, finance, marketing, human resources, legal, regulatory, governmental relations, international, engineering, network design and maintenance services. In exchange for these services, the Company reimbursed GTE PCS for its expenses in accordance with a cost causative allocation formula which allocated pools of costs to operating units based on one of several factors. These factors were developed and applied to cost categories in an effort to allocate expenses to operating units in proportion to the use and benefit of the underlying cost. Under this Services Agreement, the Company paid GTE PCS approximately $49.8 million in 1994, which was approximately 34% of all of the expenses of GTE PCS.

     Insurance. The Company and its officers, directors and employees are insured under a master contract negotiated by GTE with a private insurance carrier. The premium due the insurance carrier under this master policy is allocated among all GTE subsidiaries based on the loss history, total payroll and total number of vehicles owned by each subsidiary. The premium is paid directly to the private insurance carrier by each subsidiary.

     Competition. The Company, Contel and GTE have entered into the Competition Agreement pursuant to which Contel and GTE have agreed that they will not engage in the cellular business except in accordance with the terms of the Competition Agreement. Under the Competition Agreement, GTE Mobilnet may continue to engage in the cellular business. However, the Company has a right of first refusal with respect to future acquisitions by GTE of cellular businesses except for (i) acquisitions of minority interests in cellular properties held by GTE Mobilnet and (ii) acquisitions contemplated at the time of the Contel Merger which were specifically listed in the Competition Agreement. After the Merger is effective, the Competition Agreement will be terminated.

     Government Systems Contract. In 1994 the Company entered into an agreement with GTE Government Systems Corporation ("GTE Systems") pursuant to which GTE Systems will construct not less than 40 cell sites for the Company in 1994 and 50 cell sites in 1995. The cost to be charged the Company in 1994 will consist of (i) an administrative fixed fee of $3.1 million, (ii) reimbursement of materials and equipment estimated to be $7.8 million and (iii) reimbursement of external labor costs estimated to be $3.0 million. Contract pricing in 1995 will be agreed upon by the parties.

     Cellular Exchange Transaction. The Company and the GTE Parties entered into an Asset Exchange Agreement dated February 3, 1995. Under the terms of the Asset Exchange Agreement the Company will receive a 28% interest in the San Diego MSA in exchange for certain cellular assets in Albuquerque, New Mexico and Minneapolis, Minnesota. The Company will operate the San Diego system pursuant to a management agreement with the other GTE Parties. See "BUSINESS -- The Company's Cellular Operations".

PAYMENTS TO OPTIONHOLDERS

     Certain officers and employees of the Company are participants under the Option Plan. Options were granted under the Option Plan at prices ranging from $15.00 to $22.81. In connection with the Merger, the Company has offered to make cash payments to those holders of options to purchase Class A Shares issued pursuant to the Option Plan who agree to surrender all of their options. Each optionholder who agrees to surrender all of his or her options will receive a cash payment for each option cancelled, whether or not currently vested (so long as the exercise period has not lapsed), equal to $25.50 multiplied by the number of Class A Shares subject to such options, less the exercise price for such option. If the vesting of the options is accelerated and if all of the options are surrendered as described above, Dennis L. Whipple will receive $168,388. No other officer will receive an amount greater than $60,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

     The following consolidated financial statements of Contel Cellular Inc. are included in Part II, Item 8:

                                                                                   PAGE
                                                                                 REFERENCE
                                                                                 ---------
    Report of Independent Public Accountants...................................        23
    Consolidated Statements of Operations -- For the Years Ended December 31,
      1994, 1993 and 1992......................................................        24
    Consolidated Statements of Cash Flows -- For the Years Ended December 31,
      1994, 1993 and 1992......................................................        25
    Consolidated Balance Sheets -- As of December 31, 1994 and 1993............     26-27
    Consolidated Statements of Changes in Stockholders' Deficit -- For the
      Years Ended December 31, 1994, 1993 and 1992.............................        28
    Notes to Consolidated Financial Statements.................................     29-45

     (a) (2) Financial Statement Schedules

    Valuation and Qualifying Accounts -- For the Years Ended December 31, 1994,
      1993 and 1992............................................................       46
    Report of Independent Public Accountants on Compilation of Combined
      Financial Statements.....................................................       47
    Combined Statements of Operations -- For the Years Ended December 31, 1994,
      1993 and 1992............................................................       48
    Combined Statements of Cash Flows -- For the Years Ended December 31, 1994,
      1993 and 1992............................................................       49
    Combined Balance Sheets -- As of December 31, 1994 and 1993................       50
    Combined Statements of Changes in Partners' Capital -- For the Years Ended
      December 31, 1994, 1993 and 1992.........................................       51
    Notes to Combined Financial Statements.....................................    52-56

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the accompanying financial statements or notes thereto.

     (a) (3)  Exhibits

EXHIBIT NO.
-----------
     2.       --   Agreement and Plan of Merger, as Amended, dated as of December 27, 1994, among
                   GTE Corporation, Contel Corporation, Contel Cellular Acquisition Corporation,
                   and Contel Cellular Inc., filed herewith.
      3(a).   --   Restated Certificate of Incorporation, incorporated by reference from the
                   Registration Statement on Form S-1 (Registration No. 33-17323).
      3(b).   --   By Laws, incorporated by reference from the Registration Statement on Form S-1
                   (Registration No. 33-17323).
      4(a).   --   Promissory Note dated April 5, 1991, in the principal amount of $700,000,000 payable by Contel Cellular Inc. to GTE Corporation, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

EXHIBIT NO.
-----------
      4(b).   --   Promissory Note dated April 5, 1991 in the principal amount of $150,000,000 payable by Contel Cellular Inc. to GTE Finance Corporation, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December
                   31, 1990.
      4(c).   --   Promissory Note dated January 1, 1991, payable by Contel Cellular Inc. to GTE
                   Corporation, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
      4(d).   --   Promissory Note dated September 25, 1992, in the principal amount of
                   $150,000,000 payable by Contel Cellular Inc. to GTE Finance Corporation, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
      4(e).   --   Promissory Note dated September 25, 1992, in the principal amount of
                   $150,000,000 payable by Contel Cellular Inc. to GTE Finance Corporation, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
      4(f).   --   Promissory Note dated December 31, 1992, in the principal amount of $200,000,000 payable by Contel Cellular Inc. to GTE Corporation, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
      4(g).   --   Promissory Note dated December 31, 1992, in the principal amount of $200,000,000 payable by Contel Cellular Inc. to GTE Corporation, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
      4(h).   --   Promissory Note dated February 25, 1993, in the principal amount of $150,000,000 payable by Contel Cellular Inc. to GTE Finance Corporation, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December
                   31, 1992.
      4(i).   --   Promissory Noted dated August 17, 1994, in the principal amount of $75,000,000 payable by Contel Cellular Inc. to GTE Finance Corporation, filed herewith.
     10(a).   --   1987 Contel Cellular Inc. Key Employee Stock Plan incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-17323). Amendment
                   dated September 9, 1989, incorporated by reference from the Annual Report on
                   Form 10-K for the fiscal year ended December 31, 1989.
     10(b).   --   Third Restated Competition Agreement among Contel Corporation, GTE Corporation and Contel Cellular Inc., dated as of March 14, 1991, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
     10(c).   --   Services Agreement between Contel Cellular Inc. and GTE Mobile Communications
                   Service Corporation dated May 1, 1991, incorporated by reference from the Annual
                   Report on Form 10-K for the fiscal year ended December 31, 1991. First Amendment to the Service Agreement dated as of September 5, 1991, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December
                   31, 1992. Second Amendment to the Services Agreement dated as of January 1,
                   1992, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992. Third Amendment to the Services Agreement
                   dated March 11, 1993, incorporated by reference from the Annual Report on Form
                   10-K for the fiscal year ended December 31, 1993.
     10(d).   --   GTE Corporation Executive Incentive Plan, as amended, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
     10(e).   --   GTE Corporation Model Unit Incentive Plan incorporated by reference from the
                   Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
                   Amendment to GTE Corporation Model Unit Incentive Plan, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December
                   31, 1992.
     10(f).   --   GTE Corporation Executive Retired Life Insurance Plan, as amended, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1991.

EXHIBIT NO.
-----------
     10(g).   --   GTE Corporation Supplemental Executive Retirement Plan, as amended, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1992. Amendment to GTE Corporation Supplemental Executive
                   Retirement Plan dated December 30, 1993, incorporated by reference from the
                   Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
     10(h).   --   GTE Mobile Communications Management Incentive Plan, incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
     10(i).   --   Purchase Agreement between Contel Cellular Inc. and NYNEX Mobile Communications
                   Company dated as of December 3, 1993, incorporated by reference from the Annual
                   Report on Form 10-K for the fiscal year ended December 31, 1993.
     21.      --   Subsidiaries of the Registrant, filed herewith.
     23(a).   --   Consents of Arthur Andersen LLP, filed herewith.
     23(b).   --   Consent of Ernst & Young LLP, filed herewith.
     23(c).   --   Consents of Coopers & Lybrand LLP, filed herewith.
     27       --   Financial Data Schedule (for SEC use only).
     99(a).   --   Report of Independent Accountants -- Los Angeles SMSA Limited Partnership, filed herewith.
     99(b).   --   Report of Independent Accountants -- Washington D.C. SMSA Limited Partnership,
                   filed herewith.
     99(c).   --   Report of Independent Public Accountants -- GTE Mobilnet of California Limited
                   Partnership, filed herewith.
     99(d).   --   Report of Independent Public Accountants -- GTE Mobilnet of South Texas Limited
                   Partnership, filed herewith.
     99(e).   --   Report of Independent Auditors -- San Antonio SMSA Limited Partnership, filed herewith.
     99(f).   --   Report of Independent Public Accountants -- Albucell Limited Partnership, filed herewith.

(b) Report on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONTEL CELLULAR INC.

                                          By:    /s/  THEODORE J. CARRIER
                                            ------------------------------------
                                                      Theodore J. Carrier
                                             Treasurer and Principal Financial
                                                             and
                                                     Accounting Officer

Date: March 31, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                     DATE
---------------------------------------------   ------------------------------   ---------------

        /s/  DENNIS L. WHIPPLE                  President and Principal           March 31, 1995
---------------------------------------------     Executive Officer and
             Dennis L. Whipple                    Director

        /s/  THEODORE J. CARRIER                Treasurer and Principal           March 31, 1995
---------------------------------------------     Financial and Accounting
             Theodore J. Carrier                  Officer

        /s/  LEO JAFFE                          Director                          March 31, 1995
---------------------------------------------
             Leo Jaffe

        /s/  JAMES L. JOHNSON                   Director                          March 31, 1995
---------------------------------------------
             James L. Johnson

        /s/  ROBERT E. LABLANC                  Director                          March 31, 1995
---------------------------------------------
             Robert E. LaBlanc

        /s/  CHARLES R. LEE                     Director                          March 31, 1995
---------------------------------------------
             Charles R. Lee

        /s/  MICHAEL T. MASIN                   Director                          March 31, 1995
---------------------------------------------
             Michael T. Masin

        /s/  RUSSELL E. PALMER                  Director                          March 31, 1995
---------------------------------------------
             Russell E. Palmer

        /s/  IRWIN SCHNEIDERMAN                 Director                          March 31, 1995
---------------------------------------------
             Irwin Schneiderman

                  SIGNATURE                              TITLE                     DATE
---------------------------------------------   ------------------------   ---------------------

          /s/  NICHOLAS L. TRIVISONNO           Director                          March 31, 1995
---------------------------------------------
               Nicholas L. Trivisonno

          /s/  JAMES W. WALTER                  Director                          March 31, 1995
---------------------------------------------
               James W. Walter

                                                Director
---------------------------------------------
             Charles Wohlstetter